Form 10-Q
period 1997-05-31
CHEMFIX TECHNOLOGIES INC
filed 1997-09-30
CIK 354278

Form 10-Q

                      SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549


      (Mark One)
(X)   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended           May 31, 1997

                                      OR

( )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d)
      OF THE SECURITIES EXCHANGE ACT OF 1934

      For the transition period from                   to

            Commission File Number            0-12258

                         CHEMFIX TECHNOLOGIES, INC.
            (Exact name of registrant as specified in its charter)

            Delaware                                 72-0845259
 (State or other jurisdiction of         (IRS Employer Identification Number)
  incorporation or organization)

3500 North Causeway Boulevard, Suite 720, Metairie, Louisiana 70002
(Address of principal executive offices)                           (Zip Code)


Registrant's telephone number, including area code     (504) 831-3600


Indicate by checkmark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing require-ments for the past 90 days.

                                     Yes  X   No

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of May 31, 1997.

Common Stock, $0.01 par value                           8,784,969
            Class                                    Number of Shares
                                                       Outstanding

                  CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   I N D E X


                                                                    Page

Part I.  Financial Information

         Item 1.  Financial Statements

                  Consolidated Balance Sheets -                    3 -  4
                  May 31, 1997 and August 31, 1996

                  Consolidated Statements of Operations -          5
                    Three Months Ended May 31, 1997 and
                    May 31, 1996 and Nine Months Ended
                    May 31, 1997 and May 31, 1996

                  Consolidated Statements of Cash Flows -          6 -  7
                    Nine Months Ended May 31, 1997
                    and May 31, 1996

                  Notes to Consolidated Financial Statements       8 - 17


         Item 2.  Management's Discussion and Analysis            18 - 23
                    of Financial Condition and Results
                    of Operations


Part II. Other Information

         Item 3.  Defaults by the Company on its
                    Senior Securities                             24

         Item 4.  Submission of Matters to Vote of
                    Security Holders                              24

         Item 6.  Exhibits and Reports on Form 8-K                24

         Signatures                                               25

                     CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS



                                                             (Unaudited)      (Unaudited)
                                                       May 31,        August 31,
                                                         1997             1996
        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $     3,660      $    36,726
   Restricted cash                                       34,900           34,900
   Accounts receivable:
     Trade receivables                                  143,796          228,142
     Other receivables                                    1,300            1,800
     Construction in Progress                            65,866              -
   Total receivables, less allowance
     for uncollectible amounts of $74,598
     at May 31, 1997 and $6,555 at
     August 31, 1996                                    210,962          229,942

   Prepaid expenses                                      19,423           82,265
   Deferred contract costs                                  -              4,136

        TOTAL CURRENT ASSETS                            268,945          387,969

PROPERTY, PLANT AND EQUIPMENT:
   Transportation equipment                              42,449           42,449
   Machinery and equipment                            1,192,196        1,192,197
   Fixed processing facilities                        1,954,735        1,954,735

                                                      3,189,380        3,189,381

   Less accumulated depreciation and
     amortization                                    (3,176,186)      (2,956,302)

                                                         13,194          233,079

OTHER ASSETS:
   Excess of cost over fair value of
     net assets acquired                                146,733          152,819
   Deposits and other                                    25,164           25,704
   Deferred contract costs                                  -              4,136

                                                        171,897          182,659

                                                    $   454,036      $   803,707

    >
                   (See Notes to Consolidated Financial Statements)


                     CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                             (Unaudited)      (Unaudited)
                                                       May 31,        August 31,
                                                         1997             1996
        LIABILITIES AND STOCKHOLDERS' EQUITY


CURRENT LIABILITIES:
   Accounts payable, trade                          $   489,009      $   479,796
   Other accrued liabilities                            387,427          328,462
   Excess billings over costs                            22,682           21,898
   Current maturities of long-term debt                 865,773        1,051,773
   Current obligations under capital leases             650,000            3,190
   Net liabilities of disposed segment                      -             86,517

        TOTAL CURRENT LIABILITIES                     2,414,891        1,971,636

LIABILITIES SUBJECT TO COMPROMISE                           -          6,218,650

LONG-TERM DEBT, less current maturities                  97,108           44,626

STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
   Common stock, authorized, 16,000,000 shares
     of $.01 par value; issued 8,790,895 shares
     and outstanding 8,784,969 shares at
     May 31, 1997                                        87,909             -
   Convertible Preferred stock, authorized
     650,000 shares of $1 stated value, issued
     and outstanding 639,108 at May 31, 1997            639,108             -
   Common stock, authorized, 16,000,000 shares
     of $.01 par value; issued 8,936,357 shares
     and outstanding 8,800,473 shares at
     August 31, 1996                                        -             89,364
   Additional contributed capital                    13,692,655       13,635,265
   Accumulated deficit                              (16,477,457)     (21,143,856)

   SUBTOTAL                                          (2,057,785)      (7,419,227)

   LESS: Treasury stock at cost, 5,926 and 135,884
         shares, respectively                              (178)         (11,978)
                                                     (2,057,963)      (7,431,205)

                                                    $   454,036      $   803,707




                   (See Notes to Consolidated Financial Statements)

                        CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                       (Whole Dollar Value Except Per Share Amount)
                                        (Unaudited)
                                               Three Months Ended           Nine Months Ended
                                      May 31,     May 31,       May 31,      May. 31
                                       1997        1996          1997         1996

REVENUES:
  Processing service fees          $      -     $  628,478   $  413,106    $ 1,299,816
  Construction revenues               387,862      148,246      831,877        535,355
                                      387,862      776,724    1,244,983      1,835,171
OPERATING EXPENSES:
  Processing service costs             33,742      471,862      610,675      1,250,959
  Construction costs                  287,263      154,856      580,917        516,184
  S, G & A: Processing                  9,211       85,610       56,420        267,016
            Construction               94,854       42,782      268,628        131,834
            Corporate                  73,612       79,011      256,953        241,407
                                      498,682      834,121    1,773,593      2,407,400

OPERATING INCOME (LOSS)              (110,820)     (57,397)    (528,610)      (572,229)

OTHER INCOME (EXPENSE)
  Interest income                         201          218          426            676
  Interest expense                     (2,705)     (72,421)     (88,975)      (403,765)
  Other, net                            1,570       (4,788)     (28,067)        (7,089)
                                         (934)     (76,991)    (116,616)      (410,178)
LOSS FROM CONTINUING OPERATIONS
 BEFORE INCOME TAXES                 (111,754)    (134,388)    (645,226)      (982,407)

INCOME TAX BENEFIT                        -0-          -0-          -0-            -0-
NET LOSS FROM
 CONTINUING OPERATIONS               (111,754)    (134,388)    (645,226)      (982,407)

  Extraordinary Items                 263,987          -0-    5,311,528            -0-

NET INCOME (LOSS)                     152,233     (134,388)   4,666,302       (982,407)

PREFERRED DIVIDENDS                       -0-          -0-          -0-        (10,357)

NET INCOME (LOSS) AVAILABLE
 TO COMMON STOCKHOLDERS            $  152,233   $ (134,388)  $4,666,302    $  (972,050)

NET INCOME (LOSS) PER COMMON SHARE:
  Continuing                       $     (.01)  $     (.02)  $     (.08)   $      (.11)
  Extraordinary Items                     .03           --          .64             --

NET INCOME (LOSS) PER COMMON SHARE
  (Primary and fully
    diluted)                       $      .02   $     (.02)  $      .56    $      (.11)

                     (See Notes to Consolidated Financial Statements)



                      CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES



                         CONSOLIDATED STATEMENTS OF CASH FLOWS

                                      (Unaudited)

                                                          Nine Months Ended
                                                       May 31,         May 31,
                                                        1997             1996

OPERATING ACTIVITIES:
  Net income (loss)                                 $ 4,666,302      $  (982,407)
  Adjustments to reconcile net income (loss)
    to net cash provided by operating activities:
      Depreciation and amortization of
        property and equipment                          219,885          311,370
      Gain on debt relinquishment                    (5,311,528)             -0-
      Adjustment on treasury stock                       11,978              -0-
      Provision for bad debts                            74,598            1,871
      Loss (gain) on sale of trade receivables           31,567            7,450
      Amortization of deferred contract costs             8,272           20,447
      Amortization of goodwill                            6,086            6,085
      Amortization of patent rights                         540              540
      Other                                                 (80)            (294)
      Changes in operating assets and liabilities
          net of effect of acquisitions:
        Accounts receivable, trade                     (564,998)        (339,030)
        Other receivables                               (65,366)          11,926
        Prepaid expenses                                 62,842           34,709
        Deposits and other                                  -0-            1,294
        Accounts payable, trade                         176,036          131,413
        Other accrued liabilities                        62,029          372,163
        Excess billings over costs                          783           18,143
        Net assets/liabilities of disposed segment          -0-              -0-

NET CASH (USED IN) OPERATING ACTIVITIES                (621,054)        (404,320)

INVESTING ACTIVITIES:
  Purchases of property and equipment                       -0-               -0-

NET CASH USED IN INVESTING ACTIVITIES                       -0-               -0-



                                      (Continued)
                      CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

                                      (Unaudited)



                                                          Nine Months Ended
                                                       May 31,          May 31,
                                                        1997             1996
FINANCING ACTIVITIES:
  Proceeds from sale of trade receivables              543,178           242,998
  Additions to long-term debt                           50,000               -0-
  Payment on long-term debt                             (2,000)          (17,720)
  Principal payments on capital lease obligations       (3,190)           (6,291)
  Purchase of treasury stock                               -0-               -0-

NET CASH PROVIDED BY
  FINANCING ACTIVITIES                                 587,988           218,987

NET INCREASE (DECREASE) IN CASH                        (33,066)         (185,333)

CASH AND CASH EQUIVALENTS
  AT BEGINNING OF PERIOD                                36,726           213,655

CASH AND CASH EQUIVALENTS
  AT END OF PERIOD                                  $    3,660       $    28,322



SUPPLEMENTAL DISCLOSURE:
  Interest paid                                     $    5,987       $     5,314

  Income taxes paid                                 $      836       $       -0-

See Note B and Item 2B, Selling, General and Administrative for additional disclosure.



                   (See Notes to Consolidated Financial Statements)
                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE A - RESTRICTED CASH

     At May 31, 1997 and August 31, 1996, the Company has cash which is restricted by the terms of certain contracts or regulatory agencies.

NOTE B - NOTES PAYABLE AND LONG-TERM DEBT

     On April 1, 1994, the Company entered into an agreement whereby it sells subsidiaries' accounts receivable to a factor.  The factor's fees include collection and administration services which vary from 1.5% to 9% of gross receivables depending on the timing of collections.  In the first nine months of fiscal 1997, the Company received $543,178 from sales of receivables to the factor.  "Trade Receivables" are shown in the Consolidated Balance Sheets net of the $38,423 liability due the factor at May 31, 1997.  In the first nine months of fiscal 1996 the Company received
$243,000 from sales of receivables to the factor and had a liability due the factor of $76,000.

     Details of notes payable and long-term debt at May 31, 1997 and at August 31,
1996 are as follows:
                                                         May 31,      August 31,
                                                          1997         1996
     Description

     Notes payable to VenVirotek Class 2 tax
     liability claims; interest at 7%; quarterly
     payments of $3,318 beginning Dec. 18,
     1995; maturing on Sept. 18, 2001.               64,569          321,044

     Notes payable to VenVirotek Class 3
     claims; unsecured creditors owed $1,000
     and less; quarterly payments of $10,000;
     no interest; maturing June 18, 1996.            25,458           25,458

     Note payable to VenVirotek Class 6 claim
     payable over one year.                             755              755

     Notes payable to VenVirotek Class 7
     claims; unsecured creditors owed more
     than $1,000; interest rate 8%; monthly
     payments of $8,955 beginning Sept. 18,
     1995 and maturing Aug. 18, 2000.               441,647          450,207

     Notes payable to VenVirotek Class 9
     municipality claim; $1,500 month Sept.
     18, 1995 to Jan. 18, 1996, then $500 to
     Sept. 18, 1996; no interest.                     7,000            7,000

     Note payable to VenVirotek Class 10
     municipality claim; gross amount due
     $197,233; imputed interest rate 7%;
     monthly payments $4,109 beginning Sept.
     18, 1995 maturing Aug. 18, 1999.               168,485          168,485


                                    (Continued)

                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE B - NOTES PAYABLE AND LONG-TERM DEBT (Continued)

                                                         May 31,      August 31,
                                                           1997           1996
   Description

   Notes payable to Chemfix Technologies, Inc.
   Class 2 tax claims; interest at 7%;
   quarterly payments of $2,157 beginning
   May 21, 1997, maturing Feb. 13, 2003                     41,140           -

   Note payable to Chemfix Technologies, Inc.
   Class 4 claim; interest at 10.25%;
   monthly payments of $214 beginning
   Nov. 18, 1996, maturing Oct. 18, 2001.                    9,872           -

   Note payable to Ally Capital Corporation;
   interest at 12% and principal due on earlier
   of December 15, 1997 or borrower receiving
   a minimum of $2,000,000 of external financing.           20,000           -

   Note payable to Ally Capital Corporation;
   pledged 845,000 shares of Chemfix common stock;
   upon payment of the note, Ally will return
   422,500 shares of common stock, no interest due.         50,000           -

   Note payable to APT over a period no shorter
   than 3 years plus interest.                             133,956        123,450
                                                           962,882      1,096,399

   Less principal payments due within one year.           (865,774)    (1,051,773)

                                                       $    97,108     $   44,626

   Long-term debt outstanding at May 31, 1997 matures as follows:

                      Year Ending
                        1997                  $   865,774
                        1998                       68,865
                        1999                        6,828
                        2000                        7,319
                        2001                        7,842
                        Thereafter                  6,254
                                              $   962,882

     The Company's largest subsidiary, VenVirotek, filed Chapter 11 Plan of
Reorganization on October 26, 1994, Case No. 94-13614.  On May 15, 1995, its Plan was
confirmed by the United States Bankruptcy Court for the Eastern District of
Louisiana.  According to VenVirotek's Chapter 11 Plan of Reorganization, generally, most of VenVirotek's bankruptcy payments were to begin on September 18, 1995.  The first payment was made; however, due to the Company's financial condition and the fact that there are still some disputed claims with creditors that are significant


                                    (Continued)


                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)


NOTE B - NOTES PAYABLE AND LONG-TERM DEBT (Continued)
in amount, subsequent payments have not been made.  Consequently, all of the
VenVirotek related bankruptcy debt totaling $707,914 is classified as short-term debt.  At present, the Company is in arrears on its principal notes payments in connection with VenVirotek's bankruptcy debt in the amount of $249,901 and in arrears on its interest obligations by $93,805.  Management cannot determine what action the creditors may take, if any, in connection with the past due bankruptcy payments.  In addition, management cannot speculate as to whether or not the outcomes will be favorable in connection with the disputed claims with creditors, however, they have been accrued for in the Consolidated Balance Sheets.
On May 21, 1997, VenVirotek received a redetermination letter from  a taxing authority related to a disputed tax claim involving the VenVirotek bankruptcy.  The letter concludes that a major portion of a tax claim be deleted from a previously conducted sales tax audit, thus resulting in the Class 2 tax liability claims being reduced by $263,916.
In connection with the purchase of Atlantic Petroleum Technologies, Inc.'s
(APT) assets on July 7, 1995, the Company entered into a reimbursement agreement with
APT in satisfaction of an IRS settlement up to, but not exceeding, $134,700, provided that such amount shall be reduced by any payments made to APT for obligations it owed prior to the closing date.  To date, $13,250 of such payments were made, of which
$12,506 represents payments of interest and $744 represents reduction of principal, thereby reducing the reimbursement agreement to $133,956.  The agreement further states that the repayment schedule cannot be shorter than equal monthly payments of principal plus interest over three years.  Management anticipates a definitive agreement to be settled in the remaining nine months of fiscal 1997.  Accordingly, the short-term and long-term portion of this debt is based on this information using an estimated rate of interest.

NOTE C - INCOME TAXES
The Company accounts for income taxes in accordance with the provisions of
Statement of Financial Accounting Standards No. 109 - "Accounting for Income Taxes"
issued in February 1992.  This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities, and net operating loss, tax credit and alternative minimum tax carryforwards to the extent that realization of such benefits is more likely than not to occur.
Management feels that since the Company has been operating under working capital deficits and net losses, that the deferred tax assets are not "more likely than not" to be realized in the foreseeable future.  Therefore, a valuation allowance for such assets has been provided with the deferred tax asset/liability being fully reserved.  As a result, there has been no effect to the financial statements for fiscal 1997 or 1996.  When the Company returns to profitability and the timing of revenues becomes more predictable, the Company at that time may re-evaluate the allowance.

                                    (Continued)



                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE C - INCOME TAXES, Continued

       The provision for federal income taxes consist of the following:

                                                   Three Months Ended
                                                  May 31,          May 31,
                                                    1997             1996

   Current                                    $        ---    $        ---
   Deferred                                            ---             ---

                                              $        ---    $        ---


     A reconciliation between the amount of reported income taxes and the amount computed by multiplying the income (loss) before income taxes by the statutory federal rates for the nine months ended May 31 is as follows:
                                                  Nine Months Ended
                                                 May 31,       May 31,
                                                  1997          1996


Income taxes (benefit) at statutory federal
   rate of 34%                                $ 1,586,543   $  (288,326)
Increases (reductions) in taxes resulting
   from:
     Change in valuation allowance             (1,824,540)      258,796
     Non-deductible expenses                       18,112        27,178
     Other items, net                             219,885         2,352

     INCOME TAX (BENEFIT) EXPENSE             $      -      $      -

        Deferred income taxes consist of future tax benefits attributable to:

                                                 May 31,      May 31,
                                                   1997         1996
   Assets (Liabilities)

   Federal net operating loss carryforwards   $ 2,003,000   $ 3,600,000
   State net operating loss carryforwards         179,000       163,000
   Tax credit carryforwards                       189,000       193,000
   Alternative minimum tax carryforwards           53,000        53,000
   Capital loss carryforwards                     200,000       200,000
   Non-deductible reserves                        216,000       172,000
   Depreciation                                   246,000       318,000

        Total                                   3,086,000     4,699,000

        Less valuation allowance               (3,086,000)   (4,699,000)

        Net Deferred Tax Assets               $      -      $      -


                                    (Continued)

                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE C - INCOME TAXES, Continued
As of May 31, 1997, the Company has, for tax purposes, a net operating loss carryforward of approximately $5.9 million expiring between 2000 and 2012 and approximately $189,000 of tax credit carryforwards expiring between 1997 and 2002.
Additionally, the Company has a $53,000 alternative minimum tax credit available to offset future income taxes subject to certain limitations.  Due to the Chemfix
Technologies, Inc. Chapter 11 Plan of Reorganization confirmation, the total asset and valuation allowance decreased by the amount of debt relief at applicable tax rates.  This footnote is an estimate based on information currently available.

NOTE D - LEGAL PROCEEDINGS
The Company filed a Chapter 11 Bankruptcy Plan of Reorganization for its
VenVirotek subsidiary on October 26, 1994.  The filing was made in the United States
Bankruptcy Court for the Eastern District of Louisiana, Case No. 94-13614.  On May
15, 1995, VenVirotek's Plan was confirmed, thereby emerging it from bankruptcy.  In accordance with its debt restructuring plan, the first payments were due and paid on
September 18, 1995.  Due to the Company's financial condition, it has been unable to pay any subsequent payments.  Management cannot determine what action, if any, the creditors may take as the result of the default.  In addition, there still remains some disputed claims as a result of VenViortek's bankruptcy plan, the greatest of which had totaled $273,000 in a sales tax assessment that the Company had appealed.
On May 21, 1997, VenVirotek received a redetermination letter from a taxing authority related to a disputed tax claim involved in the VenVirotek bankruptcy.  The letter concludes that a major portion of the tax claim be deleted from a previously conducted sales tax audit, thus resulting in the Class 2 tax liability claims being reduced by $263,916.  The remaining assessment of approximately $10,000 has been accrued in the financial statements.  The relinquishment of this $263,916 of debt has been recorded as an "Extraordinary Item" in the Consolidated Statements of Operations
for the quarter ended May 31, 1997.
Chemfix Technologies, Inc. filed Chapter 11 Plan of Reorganization for itself on August 11, 1995.  The filing was made in the United States Bankruptcy Court for the Eastern District of Louisiana, Case No. 95-12954.  On September 10, 1996, the
Company's Plan of Reorganization was confirmed by the Court, thereby emerging it from bankruptcy.  Generally, the Chapter 11 Plan of Reorganization involves the recapitalization of the Company, including the redistribution of ownership, whereby original shareholders will be diluted 90%, with present creditors, management, and new investors becoming significant equity holders.  Unsecured creditors had a choice of the following three options: 1) receiving one share of common stock for every
$3.00 of debt; 2) receiving one share of convertible preferred stock for every $4.00 of debt; or, 3) reducing their claim to 40% of the total debt, limited to $800 payable in five quarterly installments.  The convertible preferred stock has a 4%
dividend payable quarterly in kind and is convertible into common, share for share, at a rate of 20% per year.  In effect, the Plan converts $6.2 million of debt into
$650,000 of Long-term Obligation Under Capital Leases, with the balance being restructured into equity.  The Company recorded approximately $4.8 million of

                                    (Continued)

                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE D - LEGAL PROCEEDINGS (Continued)
"Extraordinary Items" reported in the Consolidated Statements of Operations for the
quarter ended November 30, 1996, as a result of the relinquishment of debt in connection with the bankruptcy confirmation.  Since the new stock of the corporation is in the process of being issued, the $4.8 million in extraordinary items is estimated.  Detailed information regarding the Company's Chapter 11 Plan of
Reorganization and Disclosure Statement is available by contacting the United States
Bankruptcy Court for the Eastern District of Louisiana.
On September 16, 1996, the Company filed Chapter 7 Plans of Dissolution in the
United States Bankruptcy Court for two of its wholly-owned subsidiaries, CeTech
Resources, Inc. (CeTech) and BTC Environmental Incorporated (BTCE).  Previously, the
Company had sold virtually all the assets of CeTech and BTCE in fiscal 1994.  These filings relieved the Company of approximately $212,000 in debt in the first quarter of fiscal 1997.  This $212,000 relinquishment of debt is included in "Extraordinary
Items" in the Consolidated Results of Operations.
On December 2, 1996, the San Joaquin Valley Unified Air Pollution Control
District filed an Order for Abatement and Permit to Operate Revocation against the
Company's subsidiary, VenVirotek.  On December 11, 1996, a hearing was held giving all parties and the public the opportunity to give testimony or make comment.  In summary, the Hearing Board concluded that:  1) no new material could be received by the facility; 2) all existing waste at the site be properly treated and removed from the site within 120 days; 3) The Registrant will appear before the Hearing Board every 30 days to report its progress toward achieving compliance; and, 4) the Company will comply with all district permit conditions and all applicable laws, rules, and regulations.  Management has appeared before the Board every 30 days since January
8, 1997 to report on its progress and attempted to negotiate an alternative to the
Abatement Order.  As of this date, the Air Board has rejected all of VenVirotek's requests to modify the Order.  On May 14, 1997, the San Joaquin Valley Unified Air
Pollution Control District issued a Notice of Violation to VenVirotek for failure to comply with the Order of Abatement Condition #3 and #6.  These conditions involved removal of all waste from the site and comply with all district permit conditions.
In addition to the Air Board's order, on February 13, 1997, VenVirotek received a
Notice and Order from the Kern County Environmental Health Services Department
requiring among other things the removal of the treated stockpile by April 21, 1997.
Although VenVirotek has continued to work with the various regulatory agencies to comply with their order, due to financial constraints, the Company will not be able to meet the established deadlines.  Furthermore, cash shortages have required the layoff of all site personnel pending future arrangements with the regulatory agencies.
Although VenVirotek's operations are inactive at this time, it is continuing to work with the regulators and its secured lender, Ally Capital, to reach an arrangement whereby it can continue as a viable corporation.



                                    (Continued)

                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE E - CONTINUING OPERATIONS
The Company filed Chapter 11 in the United States Bankruptcy Court for the
Eastern District of Louisiana, Case No. 95-12954-JAB on August 11, 1995.  The
Company's Plan submitted to the Bankruptcy Court involved the recapitalization of the
Company through the bankruptcy process which includes redistributing the ownership of the corporation whereby present shareholders are diluted approximately 90% and the present creditors, management and new investors become significant equity holders.
On September 10, 1996, the Plan was approved converting $4.8 million of pre-
bankruptcy debt into equity.  Even though the Company has seen improvements in business activity during the first nine months of fiscal 1997, management believes the Registrant's short-term ability to continue as a going concern will require a continued increase in construction projects and an improvement in gross margins on revenues associated with those new construction projects.  It is also  management's opinion that the Company's longer-term viability is dependent upon continuing to increase construction revenues, improving gross margins, the obtainment of credit from vendors, and the ability to raise external financing.

NOTE F - DISCONTINUED OPERATIONS
On September 16, 1996, the Company filed Chapter 7 Plans of Dissolution in the
United States Bankruptcy Court for two of its wholly owned subsidiaries, CeTech
Resources, Inc. (CeTech) and BTC Environmental Incorporated (BTCE). The Company previously sold virtually all the assets of CeTech and BTCE in fiscal 1994. These filings relieved the Company of approximately $212,000 in debt. This $212,000 of relinquishment of debt is included in "Extraordinary Items" in the Consolidated
Statements of Operations.

NOTE G - COMMON STOCK AND CONVERTIBLE PREFERRED STOCK
In accordance with the Registrant's Plan of Reorganization, existing shareholders will receive one share of common stock for every ten shares held.  In addition, creditors will receive one share of common stock for $3.00 of debt, or one share of convertible preferred stock for $4.00 of debt.  See Note J - "Plan of
Reorganization" for further discussion.  Since the Registrant's Plan of
Reorganization was confirmed on September 10, 1996 and because the new common and convertible preferred stock are currently in the process of being issued, the financial statements presented herewith at May 31, 1997 are reported as though the new issuance has been completed.  Consequently, common stock, convertible preferred stock, additional contributed capital, extraordinary items, and accumulated deficit are estimated based on a future market value of the common stock at the time of issuance of $.01 per share.  Should the price be different, the above accounts could be adjusted in the remaining three months of fiscal 1997.  Primary and fully diluted earnings per share calculations were also determined using the new stock structure.

NOTE H - OTHER TRANSACTIONS
According to VenVirotek's confirmed Chapter 11 Plan of Reorganization,
VenVirotek's largest creditor received a residual claim in the amount of $350,000

                                            (Continued)

                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)


NOTE H - OTHER TRANSACTIONS (Continued)
because the collateral was not enough to satisfy its debt.  The agreement states that the Company is to satisfy this residual claim by providing the disposal of materials at its Arvin Facility, at cost.  The agreement further specifies that the creditor shall pay the Company for its actual direct costs not including depreciation, debt service expenses, overhead, and other administrative expenses.  The liability is then reduced by the difference between the market rate and the Company's actual costs.
There is no limitation on time as to when this claim must be satisfied.  Because management feels that there is a remote possibility of the creditor ever doing business with the Registrant in order to satisfy their residual claim and because no loss would be incurred if this claim were satisfied, this contingency is disclosed and not accrued for in the Consolidated Balance Sheets.
The Registrant's confirmed Chapter 11 Plan of Reorganization on September 10,
1996 enabled the Registrant to restructure part of its $924,000 leases payable plus
$394,000 of accrued interest into $650,000 of leases payable at 10.25%, with principal payments varying over the next five years until fully paid, and a $10,000 note payable at 10.25% also maturing in five years.  For the forgiveness of debt, the lessor will also receive 20% of the outstanding stock, approximately 1.7 million shares, of the newly organized Company.  This creditor holds as collateral the stock of the VenVirotek subsidiary, the equipment at the VenVirotek facility, and a second right on its receivables.  In February 1997, Ally Capital placed VenVirotek in default for non-payment of the leases payable.  Consequently, Ally is pursuing options to sell the equipment at VenVirotek's idled  California processing facility.
During 1990, the Company entered into an agreement with a supplier of raw materials used in its production process, whereby the Company would purchase specified quantities of the raw materials, as needed in production, from this supplier through fiscal year 2000 in exchange for Series C Preferred Stock up to $2 million.  As of August 31, 1996, the Company had issued 18,000 of Series C Preferred
Stock out of 20,000 shares to be issued under the terms of the agreement.  Beginning in fiscal 1994, the supplier required cash-on-delivery terms with the Company and would no longer exchange raw material for stock.  Dividends declared and unpaid on the redeemable preferred stock were $548,541 at August 31, 1996.  In addition to the dividends and redeemable preferred stock, the creditor was also owed approximately
$208,000 in trade debt for a total due this creditor of $2.6 million.  At August 31,
1996, this $2.6 million was included in "Liabilities Subject to Compromise" in the
Consolidated Balance Sheets.  In accordance with the Registrant's confirmed Plan of
Reorganization, this creditor subsequently elected to receive one share of convertible preferred stock for $4.00 of debt.  Each share of convertible preferred stock is convertible into one share of common stock at a rate of 20% per year and will be paid a dividend of 4% per year payable quarterly in kind beginning in October
1997.


                                    (Continued)


                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)


NOTE H - OTHER TRANSACTIONS (Continued)
On April 3, 1997, the Company entered into a $100,000 Guarantee and Loan
Agreement with Ally Capital (Ally) whereby Ally loaned the Company $50,000 for working capital and pledged an additional $50,000 to the ACSTAR Insurance Company to secure a $300,000 bonding line for the Company.  The Company issued and pledged
1,690,000 shares to Ally Capital as security for the bond line guarantee.  This stock will be returned to the Company as soon as the Guarantee is retired.
Additionally, the Company issued and pledged 845,000 shares as collateral for the $50,000 of working capital.  When the loan is totally repaid, Ally will return
50% of these shares, or 422,500 shares to the Company, and retain the remaining shares in their account.  The 2,112,500 shares of stock pledged to Ally Capital for the $100,000 Guarantee and Loan Agreement would be forfeited to Ally in the event of default.

NOTE I - EXTRAORDINARY ITEMS
During the nine months of fiscal 1997, the Company recorded extraordinary income totalling $5.3 million.  This gain was comprised of three items.  First, because the Company filed Chapter 7 Plans of Dissolution for two of its subsidiaries;
CeTech Resources, Inc. and BTC Environmental Incorporated, $212,000 of debt was relieved.
Secondly, the Registrant's Chapter 11 Plan of Reorganization confirmation on
September 10, 1996 thereby relinquished the Registrant of approximately $4.8 million in debt.  According to the Plan of Reorganization, unsecured creditors had the option of receiving one share of common stock for $3.00 of debt, or one share of Preferred
Stock for every $4 of debt.  Because the stock of the newly organized company is in the process of being issued, this $4.8 million of debt relief is estimated.
Thirdly, the Registrant's subsidiary, VenVirotek, received a redetermination letter from a tax authority deleting a claim for $263,915 related to a previously conducted sales tax audit.

NOTE J - PLAN OF REORGANIZATION
On September 10, 1996, the Bankruptcy Court confirmed the Registrant's Plan of Reorganization. The confirmed plan provided for the following:
Priority Tax Claims - Franchise and payroll taxes of $41,978 payable in equal quarterly installments commencing on May 21, 1997 through February 13, 2003, with interest at 7% annually.
Employee and Director's Claims - Employees and directors due $241,000 for previous years salary reductions and director's fees will receive a total of two

                                    (Continued)



                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)


NOTE J - PLAN OF REORGANIZATION (Continued)
million shares of unregistered common stock.  In addition, the Registrant can also sell 1.6 million shares of unregistered common stock to eligible employees at $.03 per share.  Employees may execute a promissory note with interest at 10% per annum payable yearly to purchase the stock.  The note may be prepaid at any time without penalty but is due upon the earlier of either termination of employment, or ten
years.   The stock will be held as collateral on the note.
Secured Leases Payable - The Company's $924,000 of secured leases payable plus
$394,000 of accrued interest was converted into $650,000 of leases payable, $10,000 of notes payable, and a 20% equity interest, or approximately 1.7 million shares of common stock.  This creditor maintains all its collateral, including the stock of the
VenVirotek subsidiary along with the Arvin facility equipment and a second right to its receivables.  The $650,000 leases payable commences on November 18, 1996 with varying monthly principal payments at 10.25% interest annually, and matures on
October 18, 2001.  The $10,000 note payable was to begin on November 18, 1996 payable in equal month installments until October 18, 2001, with 10.25% interest per year.
In accordance with the Plan of Reorganization, this creditor could also receive voting control of the Registrant if certain net cash flow goals are not met by
September 1, 1998.  Should this happen, this creditor would secure voting control of an additional 2.15 million shares of the outstanding common stock currently owned by the Chief Executive Officer and a former Director.
Unsecured Claims - The holders of approximately $4.5 million of trade debt and redeemable preferred stock had the option of receiving $800 in cash, one share of common stock for $3.00 of debt, or one share of convertible preferred stock for $4.00 of debt.  Only one creditor due approximately $2.6 million in redeemable preferred stock totalling $1.8 million with the balance being trade debt and dividends payable, chose the convertible preferred stock.  As a result, this creditor will receive
$639,000 of convertible preferred stock of the newly organized company, and will be paid a dividend of 4% per year payable quarterly in kind.  Each share of convertible preferred stock is convertible into common stock at a rate of 20% per year.  The remaining $1.9 million of claims chose to receive one share of common stock for every
$3.00 of debt.
Common Stock - Except for stock issued to the Company's 401(k) Plan, existing stockholders holding approximately 8.7 million shares of stock will receive one share of newly organized common stock for every ten shares held.  Consequently, old shareholders will own an estimated 10% of the Company.  Stock issued in connection with the 401(k) Plan will receive one share for every share hold.  The 401(k) Plan shares total 232,000 shares.


                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

A.   Three Months Ended May 31, 1997 vs. Three Months Ended May 31, 1996

     Revenues

          Consolidated revenues decreased $386,000, or 50%, when comparing the quarter ended May 31, 1997 to the quarter ended May 31, 1996. The reduction in consolidated revenues is the direct result of the VenVirotek facility being prohibited from processing any additional material as directed by an Abatement Order issued early December 1996. (See Note D.) The current quarter did not contain any processing fee revenues whereas the prior period quarter had $628,000 of revenue associated with processing fees.

          Partially offsetting the loss of processing fee revenues was an increase in construction revenues. Construction revenues increased by
    $240,000, or 162%, as a result of the Company's construction subsidiary's business increasing substantially over the prior period quarter.

     Cost of Service

          Total processing service costs decreased to $34,000 from $472,000 when comparing the quarter ended May 31, 1997 to the quarter ended May 31, 1996. Although the VenVirotek facility was not able to generate any revenue in the third quarter of fiscal 1997, various costs were incurred to continue to operate the facility subsequent to the Abatement Order, but prior to the shut down. The majority of these costs were equipment rental - $6,000, rent - $6,700, and property taxes - $18,000.

          For the third quarter of fiscal 1997, construction costs increased slightly to 74% of construction revenues compared to 71% of construction revenues in the third quarter of fiscal year 1996. Management antici- -pates that the fourth quarter cost of construction percentage should be in a lower range because of the growing backlog of construction pro-jects. The slight increase in construction cost is also attributable to the duration of the projects undertaken during the current quarter. Several of the larger projects were in progress at the end of the third quarter. A majority of the initial cost, such as materials, outside services, and some labor are usually expended at the beginning of the project, thus yielding a lower gross margin than when the project is actually completed.

     Selling, General and Administrative

          Total selling, general and administrative expense decreased to $178,000 in the third quarter of fiscal year 1997 from $207,000 in the third quarter of fiscal year 1996. This decrease is due to the reduc-tion in labor and associated costs at the VenVirotek facility. Also, the quarter ended May 31, 1996 had


                                    (Continued)

                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)


CONSOLIDATED RESULTS OF OPERATIONS, (Continued)

A. Three Months Ended May 31, 1997 vs. Three Months Ended May 31, 1996, (Continued)

     approximately $50,000 of administrative expenses that were reported as construction costs. Reclassifying the $50,000 of administrative costs to selling, general and administrative expenses to conform to the reporting of the selling, general and administrative expenses of the quarter ended May 31, 1997 would result in selling, general and administrative expenses of $257,000 and $178,000, respectively. Consequently, selling, general and administrative expenses were reduced by 31% for the compar-ative periods.

          Due to the elimination of processing revenues for the quarter, total selling, general and administrative costs as a percentage of revenue were 45% for the third quarter of fiscal 1997 as compared to 33% of fiscal 1996. The Company expects this percentage to improve in the fourth quarter when estimated construction revenues are anticipated to be at a level to replace lost revenues associated with the VenVirotek facility shut down.

          Total interest expense decreased to $3,000 from $72,000 for the three months ended May 31, 1997 in comparison to the same period last year. The current period included a one-time adjustment totaling $40,000 associated with a reversal of an interest accrual resulting from the favorable outcome of a disputed sales tax audit. Exclusive of the current period adjustment, ongoing interest expense had been reduced by 42% when comparing the periods ended May 31, 1997 and 1996,respectively. Since the Company has been unable to pay its bankruptcy payments in the third quarter of fiscal 1996 and 1997, most of this interest expense is accrued but not paid.

          Interest income was relatively stable for the quarters ended May 1997 and 1996, respectively, as the only interest income received is based on the amount held in restricted cash.

          "Other Income (Expense)" in the Consolidated Statement of Operations totaling $2,000 and $5,000 for the periods ending May 1997 and 1996, respectively, consist mainly of fees incurred in connection with the sale of receivables to the factoring company.

     Extraordinary Items

          See discussion at Note I.

                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED RESULTS OF OPERATIONS

A.   Nine Months Ended May 31, 1997 vs. Nine Months Ended May 31, 1996

     Revenues

          Consolidated revenues decreased by $587,000, or 32%, comparing the nine months ended May 31, 1997 to the nine months ended May 31, 1996. The reduction in consolidated revenues is the direct result of the VenVirotek facility being prohibited from processing any additional material as directed by an Abatement Order issued in early December 1996 (See Note D "Legal Proceedings".) There were no processing service fees revenues reported for the second and third quarters of fiscal 1997.

          Construction revenues showed significant improvement by increasing to $832,000 from $535,000, a 55% increase, when comparing the nine months ended May 31, 1997 to the nine months ended May 31, 1996. The increase is related to the increased number of projects the construction subsidiary was able to complete in their nine months period compared to the same nine months period last year.

     Cost of Service

          Processing service costs as a percentage of processing revenues increased 148% for the first three quarters of fiscal year 1997 as compared to 96% for the same period of fiscal 1996. The main reason for the high cost of service percentage in fiscal 1997 is due to the facil-ity not generating any revenues in the second and third quarters of fiscal 1997, but having incurred cost to continue to treat material and maintain some operations at the site after the Abatement Order but prior to shut down.

          For the first nine months of fiscal 1997, the cost of service percentage for construction costs was 70% of construction revenues as compared to 69% of construction revenues for the first nine months of fiscal 1996. Management anticipates that the cost of service percentage to revenue should remain consistent and possibly decrease slightly because of the growing backlog of construction projects available.

     Selling, General and Administrative

          Total selling, general and administrative expense decreased to $582,000 during the first nine months of fiscal year 1997 from $640,000 in the first nine of fiscal 1996. This decrease is mainly due to the reduction in labor and associated costs at the VenVirotek facility. Selling, general and administrative cost related to the processing activities was reduced to $56,000 from $267,000 when comparing the nine months ended May 31, 1997 to May 31, 1996, respectively. During the period ended May 31, 1997, administrative expenses associated with the construction activities has been reclassified from operating

                                    (Continued)

                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)

CONSOLIDATED RESULTS OF OPERATIONS, (Continued)

A.   Nine Months Ended May 31, 1997 vs. Nine Months Ended May 31, 1996,
     (Continued)

     Selling, General and Administrative (Continued)

     costs to selling, general and administrative. Thus, a similar reclass-ification for the period ended May 31, 1996 would have resulted in a $9,000 or 3% decrease when comparing periods ended May 1997 and 1996. Therefore, construction, selling, general and administrative expenses as a percent of construction revenues dropped considerably to 32% from 52% for the nine months ended May 1997 and 1996, respectively.
     Corporate selling, general and administrative expenses increased $16,000 or 6%, for the comparative periods. The increase is primarily related to the redistribution of administrative expenses from processing to corporate selling, general and administrative expense, when operations ceased at the California facility. Also, the Company had approximately $25,000 of non-reoccurring transfer agent costs associated with the new issue of corporate stock in accordance with the Bankruptcy Confirmation.

          Total interest expense decreased to $89,000 from $404,000, or 78%, for the nine months ended May 31, 1997 compared to the nine months ended May 31, 1996.The previous period included a one-time adjustment totaling $207,000 for disputed charges due a vendor. Interest expense as a per-centage of revenues also decreased to 7% for the nine months ended May 31, 1997 compared to 22% for the nine months ended May 31, 1996, again due to the one-time adjustments. Also, contributing to the reduction of interest expenses was the restructuring of the leases payable note according to the Confirmed Bankruptcy Plan. Since the Company has been unable to make payments on a majority of its bankruptcy claims, most of the interest expense for both the nine months periods ended May 31, 1997 and May 31, 1996 is accrued, but not paid.

          Interest income was $426 and $676 for the nine months ended May 1997 and 1996, relatively. It should remain stable through the end of fiscal 1997. The only interest income received is based on the amount held in restricted cash.

          "Other Income (Expense)" in the Consolidated Statement of Operations totaling $32,000 and $7,000 for the nine-month periods ending May 1997 and 1996, respectively, mainly consist of fees incurred in connection with the sale of receivables to the factoring company.

     Extraordinary Items

          See discussion at Note I.

     Preferred Dividends

          In the second quarter of fiscal 1996, the Company reversed $56,000 of dividends that it had accrued on its preferred stock from August 12, 1995 to November 30, 1995. The reversal was necessary as the filing of the Chemfix Technologies, Inc. Chapter 11 Plan of Reorganization tempor-arily stops the accrual of dividends. None of the dividends had been paid.

                                    (Continued)

                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)


CONSOLIDATED RESULTS OF OPERATIONS, (Continued)


B.   Liquidity and Capital Commitments

          At May 31, 1997, the Company was operating under a working capital deficit of $2,146,000, compared to a $1,584,000 deficit at August 31, 1996. This deficit increase is primarily attributed to the $650,000 capital lease payable to Ally Capital Corporation (See Note H) that became a current obligation upon VenVirotek's notice of default. Also contributing to the deficit increase was the $157,000 net reduction in accounts receivable caused by the California facility being shut down.

          On April 1, 1994, the Company entered into an agreement to secure accounts receivable financing with a factoring company on a subsidiary's accounts receivable. On February 14, 1996, the Company entered into a similar accounts receivable financing arrangement with the same factor-ing company on another subsidiary's accounts receivable. The factor's fees include collection and administrative services which vary depending on the timing of collections. During the first nine months of fiscal 1997, the Company borrowed $543,000 from the factor to fund the expan-sion in operations. At present, the Company's capital commitments are minimal and being funded by normal operations.

          Present management was installed in fiscal 1994 when the Company recorded a $5.9 million loss and was operating under a $6.5 million working capital deficit. Over the past two and a half years, management has implemented several strategies to reduce debt and restore viability to the Company. Even though the Company has made significant strides in strengthening the balance sheet and improving results of operations, there are still numerous obstacles to overcome. On December 11, 1996, the Company was issued an Abatement Order by the local air pollution control district at its west coast facility, thereby ceasing operations until several notice of violations are cured. Management has appeared before the Board every 30 days since January 8, 1997 to report on its progress and attempted to negotiate an alternative to the Abatement Order. As of this date, the Air Board has rejected all of VenVirotek's requests to modify the Order. In addition to the Air Board's order, on February 13, 1997 and Notice of Violation on May 14, 1997, VenVirotek received a Notice and Order from the Kern County Environmental Health Services Department requiring, among other things, the removal of the treated stockpile by April 21, 1997. Although VenVirotek has continued to work with the various regulatory agencies to comply with their order, due to financial constraints, the Company will not be able to meet the established deadlines. Furthermore, cash shortages have required the layoff of all site personnel pending future arrangements with the regulatory agencies. Although VenVirotek's operations are inactive at this time, it is continuing to work with the regulators and its secured lender, Ally Capital, to reach an arrangement whereby it can continue as a viable corporation. (See ITEM 3-b. "DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES") Although the Company has had the funds to continue operating while trying to reopen its west coast facility, due to a general lack of resources, management cannot provide any assurances that it will have the capability to continue operating before this problem is solved.

                                    (Continued)



                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)


CONSOLIDATED RESULTS OF OPERATIONS, (Continued)


B.   Liquidity and Capital Commitments (Continued)
     In addition, since VenVirotek has only been able to make its first bankruptcy payment on September 18, 1995, subsequent payments are delinquent.
     Due to this delinquency, all of this debt, totalling $718,000 is recorded in current liabilities.  Management cannot determine what action the creditors and/or the Court will take, if any, before this delinquency can be resolved.
     The current liabilities of VenVirotek are accruing interest at approximately
     $11,000 per month.
     On April 3, 1997, the Company entered into a $100,000 Guarantee and Loan
     Agreement with Ally Capital, whereby Ally loaned the Company $50,000 for working capital and pledged an additional $50,000 to secure a bonding line for the
     Company.  With this infusion of working capital, a new bonding line, and growing backlog of construction projects, it is anticipated that construction revenues will be at a level to replace lost revenues associated with the California facility shut down.

                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                            Part II - Other Information



ITEM 3.   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES

     a.                        Nature of      Principal      Interest     Total
          Description           Default       In Arrears    In Arrears   In Arrears

          Notes Payable        Non-payment    $  249,901    $ 93,805     $  343,706

     Due to the financial condition of the Company, substantially all of the
     Company's notes, mainly VenVirotek's bankruptcy payments, are in default due to nonpayment.  At present, principal and interest amounts in arrears on notes payable are $249,901 and $93,805, respectively, totalling $343,706 in arrears.
     The Company was in arrears in principal and interest on its leases payable, however, due to the Registrant's Bankruptcy Confirmation on September 10, 1996,
     this debt was restructured into long-term leases payable of $650,000 and $10,000 of notes payable, and 20% of the outstanding stock of the newly organized
     Registrant.  (See Note H, "Other Transactions".)

     b.                        Nature of      Principal     Interest     Total
          Description           Default       In Arrears    In Arrears   In Arrears

          Leases Payable       Non-payment    -0-           $33,312      $33,312
          Note Payable         Non-payment    $793          $   489      $ 1,282
     Due to the shut down of VenVirotek's facility in California resulting from the
     Abatement Order (See Note D), VenVirotek was placed in default on its remaining restructured debt.  Prior to the facility being shut down, VenVirotek had made one payment of interest on the entire indebtedness. (See Note H "Other
     Transactions".)


ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

     There have been no matters submitted to a vote of security holders during the three months ended May 31, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits - None

     b.   Reports on Form 8-K

     On April 14, 1997, the Registrant filed a Form 8-K reporting the potential change in control of the Registrant.  The Registrant pledged 2,112,500 shares of common stock to obtain $50,000 of working capital and an additional $50,000 to secure a $300,000 bond line upon entering a $100,000 Guarantee and Loan Agreement with Ally
Capital Corporation.  In the event of a default on the Guarantee and Loan Agreement,
Ally could cumulatively own 48.1% of the Registrant's voting stock.


                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                        CHEMFIX TECHNOLOGIES, INC.




July  10, 1997
DATE
                                        David L. Donaldson
                                        President and Chief Executive Officer