Form 10-K
period 1997-08-31
CHEMFIX TECHNOLOGIES INC
filed 1997-12-01
CIK 354278

                                           SECURITIES AND EXCHANGE COMMISSION
                                                  Washington, D.C.  20549

                                                             FORM 10-K
(Mark One)

  X       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934
                                    For the fiscal year ended August 31, 1997
                                                          OR

          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
          ACT OF 1934

    For the transition period from                           to

                                            Commission file number  0-12258

                                          CHEMFIX TECHNOLOGIES, INC
                        (Exact name of Registrant as specified in its Charter)

                 DELAWARE                                    72-0845259

      (State of other jurisdiction                 (IRS Employerincorporation
             or organization)                          Identification No.)

          3500 North Causeway Blvd., Suite 1280, Metairie, Louisiana  70002
                        (Address of principal executive offices)

                    Registrant's telephone number:  (504) 831-3600

            Securities registered pursuant to Section 12 (b) of the Act:  None

             Securities registered pursuant to Section 12 (g) of the Act:


                         Title of each class
                   Common Stock, $.01 par value       Name of each Exchange
                                                       on which registered

                                                    NASD OTC Bulletin Board
          Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.

                                                         Yes  X   No
          On November 14, 1997, the Registrant had 6,672,469 outstanding shares of common stock, $.01 par value, and at such date, the aggregate market value of the shares of common stock held by non-affiliates of the Registrant was approximately $ 133,449.

                                          Documents Incorporated by Reference


                                                                   NONE

                                                              PART I


ITEM 1.            Business.

                                                              General
          Chemfix Technologies, Inc. (the "Company" and/or "Registrant"), with its subsidiaries, is an environmental waste treatment and construction services company providing the processing of hazardous and special (nonhazardous) waste materials and remedial and construction services for underground and above ground tank systems to commercial and industrial customers, governmental agencies, and municipalities.
          The Company's processing technology renders hazardous and special wastes less hazardous or nonhazardous through a series of chemical reactions.  The Company has substantial expertise and knowledge in the application of its technologies and processes which stabilize wastes by chemically fixating metals and other pollutants, thereby substantially reducing or eliminating the leaching of such contaminants into the environment.
Certain of the Company's processes produce end-products that are easy-to-handle, clay-like materials that could be suitable for disposal or reuse as a soil substitute in landfills or elsewhere.  Based on the customer's specific needs, the Company may provide treatment services either at its central treatment site where the wastes are then processed through permanent fixed-plant installations of the Company's processing system, at the customer's waste generating facility, or through the temporary on-site installation of a mobile processing unit.  Currently, the
Company's central processing facility located in Bakersfield, California was closed in February 1997.
          The Company's remedial and construction services subsidiary is a turnkey provider of environmental, mechanical and petroleum construction services.  The Company provides construction services to owners and operators of underground storage tanks (UST) and above ground storage tanks (AST).  The Company's personnel are certified in numerous states to install and test UST and AST systems.
          The Company was incorporated in Delaware in December 1977 and operates through wholly-owned subsidiaries.  The term "Company" refers to Chemfix Technologies, Inc., its predecessors and its subsidiaries, unless otherwise stated.  The Company's executive offices are located at 3500 North Causeway Boulevard, Suite
1280,  Metairie, Louisiana 70002 , and its telephone number is (504) 831-3600.

                                       Changes to Business During Fiscal 1997

Continuing Operations
          The Company filed Chapter 11 in the United States Bankruptcy Court for the Eastern District of Louisiana,
Case No. 95-12954-JAB on August 11, 1995.  The Company filed its Fourth Amended Disclosure Statement, and
Debtor's Plan of Reorganization on July 31, 1996.  The Company's Plan submitted to the Bankruptcy Court involved the recapitalization of the Company through the bankruptcy process which includes redistributing the ownership of the corporation whereby present shareholders were diluted approximately 90% and the present creditors, management and new investors become significant equity holders.  On September 10, 1996, the Plan was approved converting nearly $5.5 million of prebankruptcy debt into equity.


Business Areas
          The Company currently provides environmental services in two primary areas:  remedial and construction services and stabilization and recycling services.


Remedial and Construction Services
          The Company provides remedial and construction services primarily for the Underground Storage Tank
(UST) market.  Its Philadelphia based subsidiary, Atlantic Petroleum Technologies of Louisiana, Inc. (APTL),
is made up of key engineers and technicians that have many years of experience in the UST/AST construction industry and have been certified by numerous state regulatory agencies to perform this work.

Stabilization and Recycling Services
          The Company continues to offer chemical stabilization services to government and industry in a mobile service mode.  The Company has currently completed its final year of a six year contract with Kern County,
California.  The facility located at the Arvin Landfill near Bakersfield, California was permitted for the processing and recycling of drilling muds, cuttings, tank bottom sediment, scrubber wastes, oilfield wastewater and contaminated soils.  The Company had an exclusive Supply Agreement with Kern County to sell the recycled wastes, as daily landfill cover in the adjacent Arvin Sanitary Landfill.  This facility was shut down in February
1997 due to regulatory problems. (See Note B)
          The Company continues to bid and offer mobile stabilization services to industrial clients.  Mobile treatment equipment is subcontracted from others while the Company provides chemical formulating and project management oversite.

Discontinued Operations
          On September 16, 1996, the Company filed Chapter 7 Plans of Dissolution in the United States Bankruptcy
Court for two of its wholly owned subsidiaries, CeTech Resources, Inc. (CeTech) and BTC Environmental
Incorporated (BTCE). The Company had previously sold virtually all the assets of CeTech and BTCE in fiscal
1994.  These filings will release the Company of approximately $212,000 in debt.
          In February 1997, the Company closed its central processing facility located near Bakersfield, California due to regulatory problems and inadequate financial resources to properly bring the facility into regulatory compliance.  All personnel were terminated in February 1997.


                                                             Marketing
          The Company markets its environmental waste treatment and underground storage tank services to commercial and industrial customers, government agencies, and municipalities throughout the United States.
          Marketing and sales activities are conducted through the Company's construction division, as well as through corporate headquarters.  The Company believes that strategic regional subsidiaries create an effective marketing and sales program, while lowering corporate administrative costs.  Regional and subsidiary sales forces foster closer relationships with clients, provide better understanding of local environmental issues, laws and regulations, and are able to develop better working relationships with local regulatory agencies.
          The Company's hazardous waste treatment sales are primarily generated through its Louisiana offices.
The treatment of hazardous wastes is highly technical in nature and involves the coordination of the Company's technical staff and project engineers.  The Company, in conjunction with the marketing effort of the regional personnel, markets directly to industrial waste generators and engineering companies and offers sales support services to the regions for the development of fixed and central site operations, as well as mobile remediation work.


          The Company's remedial and construction services subsidiary markets primarily in a four to five state area out of its Philadelphia-based offices.  Most of their projects come from the bidding process based on being on preferred vendor lists.


                                                             Customers
          The majority of the Company's revenues come from a known base of customers that offer significant repeat business based on the Company's satisfactory performance and service.
          Although the Company believes that its processing and UST/AST customer base will continue to provide revenue, there can be no assurance that this will be so.


                                              The Primary Raw Materials Used
          The primary raw material utilized by the Company are various grades and types of pozzolanic reagents, soluble metal silicates, and additional conditioning reagents.  The Company believes that these materials are widely available from third party suppliers throughout the United States in sufficient quantities to meet any foreseeable need.  The reagents are delivered by the suppliers in vehicles utilizing the public highways and, depending upon the magnitude of the particular project, quantities of reagents are stored on site to prevent the interruption of processing in the event of any delay in delivery of materials.


                                                           Competition
          The treatment and disposal of hazardous and special wastes and the removal and construction of UST and
AST systems are highly competitive businesses.  Other than the methods utilized by the Company, there are methods of treating wastes available that are less costly than the Company's process.  Some of the other methods
(when permitted by law) include: land filling, land spreading treatment, land disposal in secure sites, incineration and thermal treatment, resource recovery, deep well injection, biological treatment, and chemical treatment.  In the UST/AST market, there are several national firms and numerous small local firms providing similar services.
The ability of the Company to compete in this area depends on its ability to price its services competitively and to maintain a reputation for safety and quality.
          Certain of the methods referred to above are utilized by companies having greater financial and other resources than the Company, greater experience, and significant shares of the existing hazardous and nonhazardous waste market.  Moreover, there are many companies not presently in the environmental service business that have greater financial and other resources than the Company, and have the ability to enter into the environmental service business.  In view of its limited sales history and existing and potential competition, the Company does not consider itself to be a major factor in the overall existing environmental service market.
          The Company has developed significant expertise in the application of its waste treatment technologies over the past fifteen years.  The Company believes that both its technology and its processing knowledge form obstacles to competition.  The hazardous and nonhazardous waste treatment industry is subject to intense regulation with multi-jurisdictional approvals often required prior to treatment.  Obtaining the necessary approvals and permits to undertake the treatment of a specific waste stream at a specified location is both time consuming and expensive and forms a significant barrier to entry for the Company's competitors.


                                                     Technology Development
          The Company continues to develop improved stabilization systems for organics and common metal toxics, such as lead, cadmium, chromium, arsenic, copper, zinc, and mercury.  Enhanced understanding of metal wastes provides the continuing basis for improved process quality control.
          The emerging biosolids (sewage sludge) market has new demands, and to meet these new demands the
Company began developing a totally new process in 1989.  The process, called ChemPost System, produces a biosolids treatment product called ChemPost.  The ChemPost System allows biosolids to be treated on a continuing basis as before, but the resultant ChemPost product may be fully usable within a few hours versus several days with the Naturite product.  The ChemPost System is engineered to allow for the optimum generation and entrapment of odoriferous ammonia so that the final end product, ChemPost, will not produce offensive odors when used as a soil replacement in landfills, regardless of cold to hot seasonal weather changes.  In
September 1993, the Company was issued a patent from the U.S. Patent and Trademark Office for the treatment of municipal sewage sludge utilizing the ChemPost System.


                                                      Patents and Trademarks

Patents
          The Company currently possesses five United States patents, two of which were developed in conjunction with Tulane University, which cover some of the Company's principal processing methods for treating and recycling both hazardous and nonhazardous wastes.
          In September 1993, the Company was issued a patent from the U.S. Patent and Trademark Office for the treatment of municipal sewage sludge.  The patent covers a new high-oxidation, municipal sewage sludge
(biosolids) treatment process called ChemPost System, which produces a superior end-product called ChemPost.
          Although management considers the Company's patents to be of significant value, it believes that business, as a whole, is not solely dependent on the patents.  In management's opinion, the engineering, knowledge of specific reagent formulations, and continued development of improved proprietary technology are equally important to the Company's market position as are the patents.

Trademarks
          The Company has a variety of product and service trademarks and logos registered in the United States
Patent and Trademark Office, which are used in connection with its business.  It is intended that all of these product and service trademarks and logos will be renewed as necessary.


                                                      Government Regulations

The Resource Conservation and Recovery Act of 1976 (RCRA)
          Pursuant to Subtitle C of RCRA, the EPA adopted regulations that established a comprehensive system for the management of hazardous wastes.  Those regulations identify a wide range of hazardous wastes, and specified requirements for "cradle-to-grave" management of such wastes from the time they are produced to the time when they are finally disposed.

          These regulations have had a favorable impact on the Company's business opportunities.  Under the regulations, industrial facilities which had accumulated hazardous wastes on-site was required to either: (1) render those wastes nonhazardous through treatment; (2) remove them from the site for management in an EPA-approved hazardous waste treatment, storage or disposal facility; or, (3) become EPA-approved hazardous waste management facilities.  Similarly, those industrial facilities which had relied on off-site disposal of their hazardous wastes in ordinary landfills now are required either to ensure that the wastes are properly managed by third parties in an EPA-approved facility or to render their wastes nonhazardous before they are transported elsewhere.  With respect to many such wastes, whether accumulated or new, chemical stabilization by means of the Company's process may be an attractive and appropriate method of rendering the waste nonhazardous and thus amenable to management as an ordinary solid waste.  It must be noted, however, that hazardous wastes from a number of important industrial processes cannot be managed as ordinary solid wastes following treatment without a formal determination that the wastes have been rendered nonhazardous.  Absent such a determination, those wastes, even when treated, must be managed as hazardous wastes.  The Company has succeeded, in several instances, in having certain hazardous wastes formally determined to be nonhazardous under federal and/or state regulations after treatment by the Company's process and intends to continue this practice when appropriate.
          The treatment of hazardous wastes by the Company is primarily subject to regulation by the EPA under
RCRA and state laws and regulations promulgated pursuant thereto. The hazardous waste regulations require that every facility which treats, stores, or disposes of hazardous wastes obtain a permit from the EPA and comply with certain operating standards.
          The Company may or may not be required to obtain a treatment permit under RCRA and/or applicable state law to treat hazardous waste, depending primarily upon whether waste is to be treated at a location or facility owned by a customer or at a location or facility owned and operated by the Company.  Heretofore, all hazardous waste treatment activities undertaken by the Company have consisted of impoundment closures and "delisting"
efforts.  As a result, all hazardous waste treatment activities have been undertaken by the Company pursuant to permits and/or approvals issued to the customers of the Company.  The Company presently anticipates that the bulk of its hazardous waste treatment activities will continue to be performed under permits obtained by others.
          RCRA was extensively amended in 1984 and reenacted as the Hazardous and Solid Waste Amendments of 1984 ("HSWA 1984").  Regulatory developments under HSWA 1984 have created a generally favorable marketplace for high technology-based treatment alternatives to the continued land burial of untreated wastes.  In general, EPA has promulgated requirements for the chemical fixation of certain hazardous wastes before landfill disposal.  This would suggest an increased need for the Company's services to treat such wastes.
          The need for such services of the Company would appear most pressing with respect to wastes containing polyvalent metal cations, which, utilizing the Company's technology, are generally very susceptible to immobilization.  This is particularly important since EPA has recently finalized regulations requiring the treatment of "characteristic wastes", (containing polyvalent metal cations), utilizing stabilization/chemical fixation technology, that may be provided by the Company.
          It is possible, of course, that the EPA, from time to time, may review and modify its hazardous waste regulations in accordance with developing scientific knowledge and changing regulatory policies.  Such modifications could affect the demand for the Company's services by subjecting certain types of hazardous wastes to more or less stringent regulation or affording certain classes of the generators of such wastes more or fewer waste management alternatives than do the present rules.  No assurance can be provided that any such modifications will not adversely affect the market for the Company's services.

The Comprehensive Environmental Response Compensation and Liability Act of
1980 (CERCLA or Superfund)  Superfund Amendments and Reauthorization Act
(SARA).
          The Superfund legislation was enacted to establish a national strategy for cleaning up inactive facilities at which hazardous substances have created actual or potential environmental hazards.  Among other things, the
Superfund legislation authorized the Federal government to either clean up such facilities itself or to order persons responsible for the situation to do so.  The Superfund legislation creates a fund, to be derived from taxes on oil and certain chemicals, to be used by the Federal government to pay for such clean-up efforts.
          The Superfund legislation imposes liability on the owners and operators of facilities from which hazardous substances are released into the environment.  This liability includes costs incurred by the Federal government or by a State government for cleaning up a site, as well as certain necessary costs incurred by third persons and damages to publicly owned natural resources.
          Under the Superfund legislation, the Federal government may undertake or order clean-up efforts, some of which may include the use of hazardous waste stabilization techniques such as those offered by the Company.
At the same time, any hazardous waste treatment undertaken by the Company could be subject to the Superfund's liability provisions.  Because the definition of "facility" is very broad and may include the Company's mobile processing units, any unintended release of a hazardous substance to the environment from such units might give rise to liability on the Company's part if the government undertook or ordered clean-up of that discharge.  This is not considered likely, however, inasmuch as the Superfund legislation is directed primarily toward facilities at which there is a long-term environmental contamination problem, rather than toward spills of hazardous wastes during treatment.
          U.S. EPA Underground Storage Tank Regulations.  The UST regulations were promulgated under RCRA and apply to petroleum products and hazardous substances as defined by CERCLA.  UST's that are used to store gasoline, diesel fuel, fuel oil, waste oil and hazardous materials must be registered with the appropriate state regulatory agency, designed or upgraded to meet construction and operational standards and monitored to insure against leaking.  Owners and operators are further required to report leaks and undertake appropriate corrective action, including testing and monitoring to identify the extent of the contamination, removal and disposal of contaminated soil, or on-site treatment of contaminated soil and groundwater.  To assist the remediation process when leaking UST's are identified, many state legislatures have credited reimbursement programs funded by gasoline taxes or other related taxes and fees.

Other Environmental Requirements
          In its operations, the Company can, depending on the locale, be subject to federal, state and local requirements, primarily relating to air and water quality waste treatment permits and waste product utilization approvals.  Subtitle D of RCRA delegates regulation of nonhazardous wastes largely to the states.  State regulations govern the manner of uses of landfill cover material resulting from the treatment of nonhazardous sewage sludge and oil field wastes.  Such approvals have been difficult to timely obtain due to the multiplicity of factors that must be considered by the state.  Although future reuse permits are not guaranteed, the Company has been successful in obtaining use permits in several states.
          The Company is required to obtain certain treatment permits at any nonhazardous waste facilities that may be owned and operated by the Company, and there  can be no assurances that such permits will be issued and/or renewed in a timely manner.  Generally, air and water permits are relatively easy to procure in a timely manner.
However, obtaining waste treatment permits and waste product utilization approvals can be far more time consuming and more likely to become delayed during regulatory review.


                                          Insurance and Potential Liabilities
          The Company provides services relating to the processing of nonhazardous municipal, oil field, and other industrial wastes.  Although the Company believes that it conducts all treatment operations with a high degree of safety and is consistent with sound judgement and applicable regulatory requirements, there is, nevertheless, a minimal potential risk that hazardous waste could be released to the environment during treatment.  Such an occurrence could result in substantial damages assessed against the Company for remedial measures needed to abate or mitigate environmental damage and/or to compensate for injury or other damage.  The Company carries general liability insurance in the amount of $2,000,000, insuring the ability of the Company to protect itself against claims for damages up to that amount, which may occur due to the fault of the Company.  The Company cannot assure that its current general liability insurance would cover or be adequate to cover all potential claims that might result from the operation of its business or that such coverage may be able to be maintained in the future.  The
Company carries Environmental Impairment Liability (EIL) insurance in the amount of $1,000,000 for its
UST/AST operations.  The Company does not carry any insurance that protects it from claims arising out of long-
term effects of materials processed by it or claims arising out of sudden or non-sudden pollution for which it may be found liable.  A partially or completely uninsured claim of substantial magnitude could have an adverse material effect upon the Company's financial condition.  The Company is presently unaware of the existence of any claim.
          The Company also has substantial financial exposure for fines and penalties which could be imposed against the Company for performing its treatment activities in violation of specified permit requirements mandated by state and federal environmental regulatory authorities pursuant to RCRA, CERCLA, and related state requirements.  RCRA regulations specify a wide variety of detailed operational requirements including those relating to contingency planning, testing, safety, reporting and record keeping.  The Company attempts to minimize such exposure by implementing duplicate quality control measures to assure proper waste treatment and operation in full accordance with such regulatory requirements.  While the Company believes that there are no facts or circumstances which would cause the imposition of any fines or penalties related to treatment activities, there can be no assurance that circumstances will not occur that would subject the Company to such fines or penalties.
                                                             Employees
          The Company and its subsidiaries employ approximately 14 persons of whom 8 are full-time field personnel for operations,  and the remainder are employees engaged in management, sales, engineering operations, and administration.  Additional field personnel for mobile-service operations are added on a job-to-job basis.
          The Company is not unionized and believes that relations with its employees are satisfactory.


ITEM 2.            Properties and Equipment.
          The Company is headquartered in Metairie, a suburb of New Orleans, Louisiana and leases or owns the following properties:

        Address           Description         Size               Term
3500 N. Causeway           Corporate       1,593 sq. ft.    July 1, 1997
Blvd., Suite 1280          Offices                          through
Metairie, LA                                                December 31, 1999



740 R. Burmont Rd.     Atlantic Petroleum   3,500 sq.ft.    Aug. 1, 1996 to
Drexel Hill, PA        Technologies of                      Dec. 31, 1997
Atlantic Petroleum     Louisiana, Inc.                      month to month
                                                            thereafter

The equipment used in the Company's processing operations at various locations consists primarily of patented and proprietary treatment equipment, pumps, silos, electronic instruments, and mixing equipment.  The
Company believes that its equipment is well maintained and sufficient to serve its present needs.  In the event that mobile processing units and associated equipment might be required, it can be leased or rented from a variety of vendors.


ITEM 3.            Legal Proceedings.
          The Company filed a Chapter 11 Bankruptcy Plan of Reorganization for its VenVirotek subsidiary on
October 26, 1994.  The filing was made in the United States Bankruptcy Court for the Eastern District of
Louisiana, Case No. 94-13614.  On May 15, 1995, VenVirotek's Plan was confirmed, thereby emerging it from bankruptcy.  In accordance with its debt restructuring plan, the first payments were due and paid on September
18, 1995.  Due to the Company's financial condition, it has been unable to pay any subsequent payments.  On
Sept. 24, 1997, a hearing was held in the United States Bankruptcy Court Eastern District of Louisiana for
VenVirotek's failure to file a motion for final decree.  On September 30, 1997, it was ordered that the voluntary petition for relief filed by VenVirotek under Chapter 11 Bankruptcy Code be dismissed.
          The Company filed Chapter 11 Plan of Reorganization for itself on August 11, 1995.  The filing was made in the United States Bankruptcy Court for the Eastern District of Louisiana, Case No. 95-12954.  Included in the
Consolidated Balance Sheets at August 31, 1996 under the line item entitled "Liabilities Subject to Compromise,"
is $6.2 million in debt relating to the impending bankruptcy.  On September 10, 1996, the Company's Plan of
Reorganization was confirmed by the Court, thereby emerging it from bankruptcy.  Generally, the Chapter 11 Plan of Reorganization involved the recapitalization of the Company, including the redistribution of ownership, whereby original shareholders were be diluted 90%, with present creditors, management, and new investors becoming significant equity holders.  Unsecured creditors had the choice of receiving one share of common stock for every
$3.00 of debt, or one share of Convertible Preferred Debenture for every $4.00 of debt.  The Convertible
Preferred Debenture has a 4% dividend payable quarterly in kind and is convertible into common, share for share, at a rate of 20% per year.  As a result, the Plan converted $6.2 million of debt into $650,000 of Long-term
Obligation Under Capital Leases, with the balance being restructured into some form of equity.  Detailed information regarding the Company's Chapter 11 Plan of Reorganization and Disclosure Statement is available by contacting the United States Bankruptcy Court for the Eastern District of Louisiana.
          On September 16, 1996, the Company filed Chapter 7 Plans of Dissolution in the United States Bankruptcy
Court for two of its wholly-owned subsidiaries, CeTech Resources, Inc. (CeTech) and BTC Environmental
Incorporated (BTCE).  The Company had previously sold virtually all the assets of CeTech and BTCE in fiscal
1994.  These filings released the Company of approximately $212,000 in debt in fiscal 1997.


ITEM 4.            Submission of Matters to a Vote of Security Holders.
          The Company's Plan of Reorganization dilutes original shareholders by 90%.  Since the Company assumed that all the original security holders would reject the Plan, the shareholders were not required to vote.  As a result, there have been no matters submitted to a vote of security holders during the fourth quarter of the fiscal year ended
August 31, 1997.

                                                             PART II


ITEM 5.              Market for the Registrant's Common Stock and
                             Related Stockholder Matters.

                                                            Principal Market
          The Company's Common Stock is traded in the over-the-counter market and quotations are reported through the NASD OTC Bulletin Board of the National Association of Securities Dealers, Inc.  The approximate number of shareholders of record at August 31, 1997 was 2,158.

                                         Stock Price and Dividend Information
          The following table shows the range of closing bid prices for the Common Stock in the over-the-counter market for the fiscal quarters indicated, as reported by National Association of Securities Dealers through the
NASD OTC Bulletin Board.  The quotations represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown, or commission, and do not necessarily represent actual transactions.

                      Fiscal Year Ended
                           August 31,                                         Common Stock
                                                                 High Bid     Low Bid

                   1997
                         1st Quarter                                .04               .02
                         2nd Quarter                                .02               .01
                         3rd Quarter                               1/16              1/32
                         4th Quarter                               1/32              1/32

                   1996
                         1st Quarter                                .03              .005
                         2nd Quarter                                .03               .01
                         3rd Quarter                                .03               .01
                         4th Quarter                                .03               .01

        The representative closing bid price of the Common Stock reported by NASD through the NASD OTC
Bulletin Board on November 14, 1997 was $.02.
        The Company has never paid any cash dividends on its Common Stock and its Board of Directors presently does not anticipate paying cash dividends in the foreseeable future.  Additionally, the Company's Redeemable
Preferred Stock Agreement contains provisions which prohibit the Company from the declaring of paying cash dividends.  In accordance with the Company's Plan of Reorganization, this Redeemable Preferred Stock will be restructured to Convertible Preferred Debenture.  This Debenture contains no provisions regarding the payment of cash dividends.  However, the declaration and payment of cash dividends will be determined by the Board of
Directors in light of then-existing conditions, including the Company's earnings, financial condition and capital requirements.

ITEM 6.Selected Financial Data.

                                               Statement of Operations Data

                                                                  Years Ended

                                     1997                  1996               1995                  1994                1993
Revenues                            $2,001,297           $2,328,624           $ 1,872,156         $ 4,593,105         $13,982,010

Net Income (Loss)
    Available to
    Common Shareholders              4,616,151             (874,973)             (196,916)         (5,935,701)         (8,296,551)

Earnings (Loss) per
    Common Share                           .53                (.10)                 (.02)               (.71)              (1.05)


Balance Sheet Data:
                                     1997                  1996               1995                  1994                1993

Current Assets                     $   481,296          $   387,969           $   712,954         $   707,729         $ 4,718,838
Current Liabilities                  2,616,814            1,971,636             5,117,027           7,247,192           9,907,679
Working Capital                     (2,135,518)          (1,583,667)           (4,404,073)         (6,539,463)         (5,188,841)
Total Assets                           653,442              803,707             1,479,419           2,665,604          13,807,331
Long-Term
    Obligations                        146,907            6,263,276             1,118,624                -              2,649,286
Redeemable Preferred
    Stock                                 -                    -                1,800,000           1,800,000           1,800,000
Stockholders' Equity
    (Deficiency in Assets)          (2,110,279)          (7,431,205)           (6,556,232)         (6,381,588)           (549,634)
        This table has been restated for the disposal of the analytical business.


ITEM 7.            Management's Discussion and Analysis of
                Financial Condition and Results of Operations.
         Chemfix Technologies, Inc. has continued to reduce its "Operating Losses" as shown in the Consolidated
Statement of Operations at $557,000, $682,000, and $737,000 in fiscal 1997, 1996, 1995, respectively.
Management has attempted to build revenues in its construction group to offset the loss of its central processing facility in February of this year. Although construction revenues have increased by 121%, these increases have not enabled the Company to produce a profit.  In addition, the nature of the construction business which requires substantial cash outlays, has seriously depleted the Company's cash availability.  The cash shortage has become so severe, that it has forced the Company to halt several contracted projects while waiting for additional cash.
         With inadequate cash to run the construction business, the Company has solicited outside bids for the construction business.
         To that end, the Company recently entered into a Letter of Intent with Primary Systems, LLC to sell its
APTL construction business for $100,000 cash and convertible stock valued at $500,000 based on the APTL earnings over the next twelve months after closing.

  Results of Operations

Three Years Ended August 31, 1997

Net Revenues
         Consolidated revenues decreased $328,000, or 14%, when comparing the year ended August 31, 1997 to the year ended August 31, 1996.  The reduction in consolidated revenues is the direct result of the VenVirotek facility being prohibited from processing any additional material as directed by an Abatement Order issued early
December 1996.  (See Note B)  Processing fees were $413,000 compared to $1.6 million for the years ended
August 31, 1997 and 1996, respectively.  Partially off setting the loss of processing fee revenue was an increase in construction revenues.  Construction revenues increased by $870,000 or 121%, as a result of the Company's construction subsidiary's business increasing substantially over the prior fiscal year.
         The Company's consolidated revenues increased to $2.3 million from $1.9 million, a $400,000 or 24%
improvement comparing fiscal 1996 to fiscal 1995.  The major factor in the increase in revenues is due to the
Company's emergence into the environmental, mechanical, and petroleum construction service industry through its new subsidiary, Atlantic Petroleum Technologies of Louisiana, Inc. (APTL).  On July 7, 1995, APTL acquired the assets of a Delaware corporation, Atlantic Petroleum Technologies, Inc.  This company provided remedial and construction services to owners and operators of underground and above ground storage tanks (UST/AST).  The
Company's personnel are certified in numerous states to install and test UST and AST systems.  This segment of the business generated $718,000 in revenues and accounted for 31% of the Company's consolidated revenues for fiscal 1996.
         The Company's processing, or special wastes, revenues for fiscal 1996 were in line with fiscal 1995 year's numbers at $1.6 million, even though a processing contract on the east coast ended on June 30, 1996.  This contract contributed approximately $55,000 monthly to consolidated revenues.  Two reasons that helped keep processing revenues consistent from fiscal 1996 to 1995 is that the Company accrued $78,000 in processing revenues on the contract that was completed on June 30, 1996 in settlement of various issues with the customer, including a consumer price index adjustment that was withheld from the Company for the past three years.  In addition, the Arvin facility on the west coast performed a $359,000 project, half of which was attributed to transportation costs.  Without these two items, revenue would have decreased even though volumes at the Arvin facility increased by 10%.  This is indicative of the increased competition in the southern California area, causing the Company to reduce its price to customers.  The following chart illustrates the change in the revenue composition within the Company's primary revenue markets for the past three years:

                                                           Revenue Composition
                                                               (In Thousands)

                                             Fiscal 1997                     Fiscal 1996                   Fiscal 1995
                                                        % Of                           % Of                          % Of
                                                       Total                          Total                         Total
                                       Revenues       Revenues        Revenues       Revenues        Revenues      Revenues
        Special Wastes                   $  413          21%            $1,611        69%              $1,621        87%
        Hazardous Wastes                   -              0               -            0                 -            0
        UST/AST                           1,588          79                718        31                  251        13
        Total Revenues                  $ 2,001         100%           $ 2,329       100%             $ 1,872       100%




Cost of Service
        Processing service cost as a percentage of processing revenues increased to 149% for the year ended August
31, 1997 as compared to 96% for the year ended August 31, 1996.  The main reason for the high cost of service percentage in fiscal 1997 is due to the facility not generating any revenues in the last three quarters of fiscal 1997, but having incurred cost to continue to treat material and maintain some operations at the site after the Abatement
Order, but prior to shut down.
        For the fiscal year ended August 31, 1997, the cost of service percentage for construction costs was 76%
of construction revenues as compared to 97% of construction revenues for the year ended August 31, 1996.
Management anticipates that the cost of service percentage to revenue should possibly decrease because of growing back log of construction projects available.
        Total cost of service decreased to 96% of consolidated revenues for fiscal 1996 compared to 107% for fiscal
1995.  Processing service costs decreased $222,000, or 12%,  in comparing fiscal 1996 to 1995 primarily due to one of the processing facilities becoming fully depreciated on January 31, 1996, thereby reducing depreciation and amortization by approximately $60,000 per month.  Offsetting this reduction in fixed costs, however, was
$180,000 of transportation costs associated with a project performed in the third and fourth quarters of fiscal 1996.
As a result, although total processing costs decreased from fiscal 1996 to 1995 and even though the processing service cost as a percentage of revenues improved in fiscal 1996 as compared to fiscal 1995, the waste treatment segment of the business generated a greater cash contribution toward overhead in fiscal 1995 than 1996.  Again, this is the result of the competitive environmental market producing lower gross margins in the southern California area and the completion of the eastern coast contract in fiscal 1996.
        The cost of service percentage for construction costs was 97% of construction revenues for fiscal 1996 and
99% for fiscal 1995.  Management feels the high cost of service percentage was due to lower than expected construction revenues due to a record snowstorm and an overall slowdown in the UST/AST business in the eastern region of the United States.

Selling, General, and Administrative
        Total selling, general and administrative expenses decreased to $740,000 for fiscal 1997 from $777,000 for fiscal 1996.  The decrease is mainly due to the reduction in labor and associated costs at the VenVirotek facility.
Selling, general and administrative cost related to the processing activities was reduced to $59,000 from $317,000 when comparing the years ended August 31, 1997 to August 31, 1996, respectively.
        During the fiscal year ended August 31, 1997, administrative expenses associated with construction activities has been reclassified from operating costs to selling, general and administrative.  Thus, a similar reclassification for the fiscal year ended August 31, 1996 would have resulted in a $12,000, or 3%, decrease when comparing the years end August 1997 and 1996.  Therefore, construction selling, general and administrative expenses as a percent of construction revenues dropped considerably to 23% from 52% for the years ended August 1997 and
1996, respectively.  Corporate selling, general and administrative increased $36,000, or 13%, for the comparable periods.  The increase is primarily related to the redistribution of administrative expenses for processing to corporate selling, general and administrative expense, when operations ceased at the California facility.  Also, the
Company had approximately $25,000 of non-reoccurring transfer agent costs associated with the new issue of corporate stock in accordance with the Bankruptcy Confirmation.

       Total selling, general, and administrative expense increased to $776,000 in fiscal 1996 from $608,000 in fiscal 1995.  The overall increase in selling, general, and administrative expenses is primarily due to incurring a full year of expenses in connection with the addition of the APTL staff, whereas fiscal 1995 only includes two months of expenses.  Excluding construction costs, note that fiscal 1995's processing and corporate selling, general and administrative costs would have been $75,000 higher had there not been a $100,000 reversal of a previous year's accrual for the adoption of a stock option plan, nor if $25,000 of legal and professional fees not been incurred in connection with VenVirotek and CTI's Chapter 11 bankruptcy plans.  Without these two items, fiscal
1996's processing and corporate selling, general, and administrative expenses would have been $33,000 lower than fiscal 1995's administrative expenses.  This is indicative of management's cost cutting commitment to continuously reduce fixed costs wherever possible.

Interest Income
        Interest income was $1,366 and $951 for the years ended August 31, 1997 and 1996, respectively.  The only interest income received is based on the amount held in restricted cash.
        Interest income in fiscal 1995 was largely composed of interest on a note receivable representing a final contract settlement.  Due to the confirmation of VenVirotek's debt restructuring plan on May 15, 1995, a major creditor took ownership of this note receivable.  As a result, subsequent to May 15, 1995, the Company no longer recognized interest income on this receivable.

Interest Expense
        Total interest expense decreased to $103,000 from $480,000 or 79%, for the year ended August 31, 1997 compared to the year ended August 31, 1996.  The previous period included a one-time adjustment totaling
$207,000 for disputed charges due a vendor.  Interest also decreased to 5% for the year ended August 31, 1997 compared to 21% for the year ended August 31, 1996, again due to one-time adjustments.  Also contributing to the reductions of interest expenses was the restructuring of the leases payable note according to the Confirmed
Bankruptcy Plan.  Since the Company has been unable to make payments on a majority of its bankruptcy claims, most of the interest expense for both the years ended August 31, 1997 and August 31, 1996 is accrued, but not paid.
        Total interest expense increased by $176,000 from 1996 to 1995 mainly due to a one-time adjustment totaling $207,000 for disputed interest charges due a vendor.  This $207,000 adjustment, along with an additional
$187,000, totaling $394,000 of interest charges, will be restructured in accordance with Chemfix Technologies,
Inc.'s Chapter 11 bankruptcy confirmation on September 10, 1996.  See Note    , "Commitments and
Contingencies", for further discussion.  The remaining $86,000 in interest expense represents accrued but unpaid interest charges in connection with the delinquent VenVirotek bankruptcy payments.  Almost all of fiscal 1996 and
1995's interest expense is accrued but not paid.
        Other Income (expense) in the Consolidated Statements of Operations totaling $37,000 and $3,000 for the fiscal year ended August 31, 1997 and 1996, respectively, mainly consist of fees incurred in connection with the sale of receivables to the factoring company.
        Other income in fiscal 1996 is comprised of $16,000 of fees charged by the factor and offset by $19,000 of gain on the sale of equipment.  Whereas, other income in fiscal 1995 consists of the net amount of a loss on equipment repossessed by the lessor, the loss of an investment in a subsidiary that was dissolved, and a gain on equipment that was sold.

Reorganization Items
        "Reorganization Items" included in the Consolidated Statements of Operations include attorney's, accountant's, and United States Trustee's fees charged to the Company in connection with the two Chapter 11 bankruptcy filings.  The Registrant incurred $77,000 of reorganization expenses in fiscal 1996.

Income Taxes
       The Company accounts for income taxes in accordance with the provisions of Statement of Financial
Accounting Standards No. 109 - "Accounting for Income Taxes" issued in February 1992.  Due to the Company's financial condition, the deferred tax assets have been fully reserved since fiscal 1993.  As a result, there has been no effect on this financial statements for fiscal 1997, 1996, or 1995.  As of August 31, 1997, the Company has,
for tax purposes, a net operating loss carryforward of approximately $6.0 million expiring between 2000 and 2011 and approximately $189,000 of tax credit carryforward expiring between 1997 and 2002.  Additionally, the
Company has $53,000 alternative minimum tax credit available to offset future income taxes subject to certain limitations.  See Note M in the Notes to Consolidated Financial Statements for further discussion.

Discontinued Operations
        Fiscal 1996 shows $1,000 loss incurred for fees in connection with Chapter 7 Plan of Dissolution filing.
Fiscal 1995 shows $5,100 of income from operations of this discontinued segment representing the reversal of a previous years accrual, whereas, fiscal 1994 reflects a loss of $224,000.
        Fiscal 1995 reflects a loss on the disposal of the segment totaling $66,500 which is an accrual for community service in connection with the EPA fine.  EIRA filed Chapter 7 on March 2, 1995 thereby relieving the Company of any remaining debt.

Extraordinary Items

        See Discussion at Note K in the Notes to Consolidated
        Financial Statements section.

Preferred Dividends
        In the second quarter of fiscal 1996, the Company reversed $56,000 of dividends that it had accrued on its
Preferred Stock from August 12, 1995 to November 30, 1995.  The reversal was necessary as the filing of the
Chemfix Technologies, Inc. Chapter 11 Plan of Reorganization temporarily stops the accrual of dividends.  None of the dividends had been paid.

Liquidity and Capital Commitments
        At August 31, 1997, the Company was operating under a working capital deficit of $2,199,000, compared to a $1,584,000 deficit at August 31, 1996.  This deficit increase is primarily attributed to the $650,000 capital lease payable to Ally Capital Corporation (See Note L) that became a current obligation upon VenVirotek's notice of default.  Also contributing to the deficit increase was the $157,000 net reduction in accounts receivable caused by the California facility being shut down.

Present management was installed in fiscal 1994 when the Company recorded a $5.9 million loss and was operating under a $6.5 million working capital deficit.  Over the past two and a half years, management has implemented several strategies to reduce debt and restore viability to the Company.  Even though the Company has made significant strides in strengthening the balance sheet and improving results of operations, there are still numerous obstacles to overcome.  On December 11, 1996, the Company was issued an Abatement Order by the local air pollution control district at its west coast facility, thereby ceasing operations until several notice of violations are cured.  Management has appeared before the Board every 30 days since January 8, 1997 to report on its progress and attempted to negotiate an alternative to the Abatement Order.  As of this date, the Air Board has rejected all of VenVirotek's requests to modify the Order.  In addition to the Air Board's order, on February
13, 1997 and Notice of Violation on May 14, 1997, VenVirotek received a Notice and Order from the Kern
County Environmental Health Services Department requiring, among other things, the removal of the treated stockpile by April 21, 1997.  Although VenVirotek has continued to work with the various regulatory agencies to comply with their order, due to financial constraints, the Company will not be able to meet the established deadlines.  Furthermore, cash shortages have required the layoff of all site personnel pending future arrangements with the regulatory agencies.  Although VenVirotek's operations are inactive at this time, it is continuing to work with the regulators and its secured lender, Ally Capital, to reach an arrangement whereby it can continue as a viable corporation.  (See ITEM 3-b. "DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES")
Although the Company has had the funds to continue operating while trying to reopen its west coast facility, due to a general lack of resources, management cannot provide any assurances that it will have the capability to continue operating before this problem is solved.
        In addition, since VenVirotek has only been able to make its first bankruptcy payment on September 18,
1995, subsequent payments are delinquent.  Due to this delinquency, all of this debt, totalling $718,000 is recorded in current liabilities.  Management cannot determine what action the creditors and/or the Court will take, if any, before this delinquency can be resolved.  The current liabilities of VenVirotek are accruing interest at approximately $11,000 per month.
        On April 3, 1997, the Company entered into a $100,000 Guarantee and Loan Agreement with Ally Capital, whereby Ally loaned the Company $50,000 for working capital and pledged an additional $50,000 to secure a bonding line for the Company.  With this infusion of working capital, a new bonding line, and growing backlog of construction projects, it is anticipated that construction revenues will be at a level to replace lost revenues associated with the California facility shut down.
        In August 1997, Ally loaned the Company $60,000 for working capital.  Monthly interest payments, based on 10% per annum of the unpaid principle balance are due beginning November 1997.

Impact of Inflation
        The operation of the Company has not in the past been materially affected by inflation or changing prices.
The Company's methods of pricing and contracting allow it to pass on higher costs through price increases.


ITEM 8.            Financial Statements and Supplementary Data.

          See Pages A-1 through A-30.


ITEM 9. Changes In and Disagreements with Independent Auditors on Accounting and Financial Disclosure.

          No independent audit was conducted at August 31, 1997, 1996 or 1995 due to the financial condition of the Company and because the Registrant was in Chapter 11.


 PART III


ITEM 10.           Directors and Executive Officers of the Registrant.

          The executive officers of the Company are elected by the Board of Directors and serve for a term of one year or until their successors are elected.
          David L. Donaldson, age 48, has been employed by the Company since 1981. Before being elected by the Board of Directors to President, Chief Executive Officer and Chairman of the Board in March 1994,  Mr.
Donaldson was Executive Vice President since 1983, Chief Operating Officer since 1985, and a Director of the
Company since 1986.
          Michael E. McGoey, age 48, joined the Company in 1983 as Controller and was appointed Chief Financial
Officer and Treasurer in 1985 and served as Senior Vice President of Administration from 1988 to May 1994.
He was elected to the Board of Directors in 1993 and Corporate Secretary in May 1994.  Mr. McGoey has
recently taken a new position with another company and subsequently resigned as Chief Financial Officer and
Director.
          Honorable Moon Landrieu, age 66, has served as Director of the Company since 1986.  Mr. Landrieu, until his election in 1992 to Judge of the Fourth Circuit Court of Appeal - State of Louisiana, was a practicing attorney in New Orleans, Louisiana.  He is a Director for the Mississippi River Alcohol Company, Inc. and was
previously Secretary of the United States Department of Housing and Urban Development, and served two consecutive terms as the Mayor of New Orleans.
          William T. Nolan, age 50, has served as Director of the Company since July 1995.  Mr. Nolan been an investment banker for over twenty years specializing in corporate finance and securities sales.  His responsibilities have included equity sales and trading, private placements, transaction origination and start-up financing.  Mr.
Nolan also serves as President of Devonshire Holdings, Inc., a private investment company.  Mr. Nolan submitted his resignation as a member of the Company's Board of Directors in August 1997.
          Stephen M. Pickens, age 47, was appointed a Director of the Company on September 10, 1996.  Mr.
Pickens is currently a Vice President with Ally Capital Corporation, the Company's largest secured creditor.  As part of a debt restructuring plan, Mr. Pickens agreed to become a director at the time of the Confirmation of the
Company's Reorganization Plan.
          Steven N. Siegler, age 43, was appointed a Director of the Company on September 17, 1997.  Mr. Siegler
is President of Equity Development Systems; a merger, acquisition and liquidation firm.
          Lawrence F. McLaughlin, age 36, was appointed to serve as an Inside Director of the Company on
February 18, 1997 replacing Mr. McGoey who had resigned.  Mr. McLaughlin is President of the Company's subsidiary, Atlantic Petroleum Technologies of Louisiana, Inc.
          Directors of the Company, other than those who are salaried employees of the Company, are not paid any cash compensation, but may participate in the Stock Option Plan as described herein Part III, Item 11.  Non-
resident directors are reimbursed for transportation, hotel and meal costs incurred as a result of their attendance at the meetings of the Board of Directors.
          The Company's Board of Directors held two meetings during its last fiscal year.  All members of the
Company's Board of Directors attended at least 75% of all Board Meetings.

Meetings and Committees of the Board of Directors
          Since the Board of Directors is comprised of relatively few members, all issues are brought before the
Board, thereby effectively eliminating any committees.  As the Company has not been audited by independent public accountants nor have raises been given since 1992, no audit issues were addressed or compensation increases made.


ITEM 11            Executive Compensation
          The following table sets forth information with respect to compensation paid by the Company for services rendered in all capacities during the fiscal years ended August 31, 1997, 1996 and 1995 to the Chief Executive
Officer and to each of the most highly compensated executive officers of the Company whose annual compensation exceeds $100,000.
                                                             Summary Compensation Table
Names and
Principal Position                                    Year                       Salary              Bonus
David L. Donaldson                                    1997                     $111,200               -
President and Chief Executive Officer                 1996                      111,200               -
                                                      1995                      111,200               -

Non-Competition Agreements
          As of November 1, 1989, the Company entered into Non-Competition and Confidentiality Agreements (the
Agreements) with David L. Donaldson.  In the Agreements, the executive agrees not to disclose confidential and proprietary information of the Company, and not to compete in the "present, primary business" of the Company for one year following termination of employment with the Company.  In consideration for this agreement not to compete, the Company granted the employee: (1) a termination allowance equal to 60 or 90 days salary; (2) a termination plan in the event of termination of employment by an acquiring corporation; and, (3) options to purchase the unregistered common stock of the Company, all of which expired unexercised on November 1, 1994.

Employee Incentive Compensation Plan
          The Company has adopted an incentive compensation plan based on reaching targeted levels of pre-tax profit.  Such targets are set for each of the Company's operating units.  This plan is performance based and designed to provide an incentive to those employees who have developed particular levels of expertise in their field, who could not be replaced without considerable cost to the Company, and whose performance is particularly responsible for the success and growth of the Company in that fiscal year.  The Plan is administered by management and approved annually by the Board of Directors.
          The plan is structured such that if certain minimum levels are achieved, minimum bonus payments will accrue with payments increasing as actual results increase as a percentage of targets.  Bonus payments are subject to overall limits based on a maximum percentage of salaries.  The Company has paid no incentives in any of the last three fiscal years.


Stock Option Plan
          On June 16, 1995, the Company's Board of Directors approved the establishment of a Stock Option
Incentive Plan.  The Plan proposed the grant of two million options to officers, directors, and other employees at a strike price of $.03 with terms varying from five to six years.  Vesting was dependent upon meeting specific financial goals and cash flow targets.  The Plan was replaced on October 4, 1995 when the Board of Directors approved the Employee Stock Option Incentive Plan that is included in CTI's Chapter 11 Plan of Reorganization.
Since employees were required to take a salary reduction in 1993 and because directors had not received any remuneration for their services, the Plan of Reorganization states that employees and Directors shall receive a total two million shares of registered common stock in lieu of pay.  In addition, the reorganized debtor will also sell unregistered common stock to eligible members of management at a price of $.03 per share.  Employees may execute a promissory note for the purchase of such stock due upon the earlier of: 1) termination of employment;
or 2) ten years.  The stock will be held as collateral on the note.  Interest on the note shall be payable at a rate of 10% per annum.  The total number of shares available for purchase is 1.6 million.  This Plan effectively rescinds all previous stock option plans.

Retirement Savings Plan
          Under the Company's Section 401(k) Employee's Retirement Savings Plan, all employees of the Company who are over the age of 21 years and who have completed 1,000 hours of employment in a twelve-month period with the Company are eligible to participate in the Plan.
          Under this Plan, employees may elect to defer federal and state income taxes on up to 15% of their basic compensation, subject to a ceiling of $9,500, in any tax year of the employee.  The Company may contribute to the Plan on a matching basis, an amount equal to a percentage determined by the Company's Board of Directors, of employee contributions made during each Plan year.  Beginning in 1994, due to the financial condition of the
Company, company contributions were discontinued.
          All contributions to the Retirement Savings Plan are invested by the Plan Trustee in accordance with the
Plan and the discretion of the Company's Board of Directors.
          Under the Plan, a normal retirement age of 65 years is established.  At that time, all amounts accrued to the employee's account will be fully vested and will be paid to the employee upon retirement.
          In the event that an employee continues in the employ of the Company after attaining 65 years of age, generally all amounts in the employee's account must be paid to the employee no later than at age 70 1/2 years.
The Plan also provides for early retirement upon an employee reaching age 55 or death or total disability.  In the event of early retirement, an employee's account shall be vested as follows:
                              Completed Years of Service                                Vested Percentage
                              Less than 3 years                                               0%
                              3 years                                                        20%
                              4 years                                                        40%
                              5 years                                                        60%
                              6 years                                                        80%
                              7 years                                                       100%
         On September 17, 1997, the Board of Directors adopted a Resolution to terminate the Company's 401(k)
Plan.   With only three employees in the Plan and no one making contributions to the Plan since 1994, the
Company could no longer afford to keep the Plan.


Executive Termination Plan
         The Company has an Executive Termination Plan (The "Termination Plan") to assure key executives certain minimum compensation rights in the event of termination of employment by an acquiring corporation.  The amount of compensation is equal to Ten Thousand Dollars ($10,000) for each full year, or pro-rated fraction thereof, that the employee has been employed by the Company, the sum of which may be paid in cash or registered stock of the Company.
         The following table sets forth the remuneration that exceeds $100,000 at November 30, 1997 that would be paid in cash in the event of a merger or takeover and termination of employment:

                                                                                       Number of               Cash
Name of Individual                                          Title                   Years Employed          Compensation

David L. Donaldson (1)                                President and CEO             16-6 mos.               $  315,000

(1)      Includes a bonus of $150,000 plus $10,000 for each full year, or fraction thereof, that Mr. Donaldson has been employed by the Company.


ITEM 12.         Security Ownership of Certain Beneficial Owners and Management.
         The following table sets forth information as of August 31, 1997 with respect to each person and institution known to the Company to be the beneficial owner of more than 5% of the outstanding shares of the Company's
Common Stock.
                                                  Amount and
                                                  Nature of          Percent of
                                                  Beneficial         Outstanding
Title of         Name and Address                 Ownership          Shares
Class            of Beneficial Owner              at 8/31/97         at 8/31/97(4)

Common        Ally Capital Corporation            2,112,500(1,2,3)   31.7%
Stock            2330 Marinship Way
                 Sausalito, CA  94965

Common        David L. Donaldson                  1,002,425(1)       15.0%
Stock            3500 N. Causeway Blvd.
                 Metairie, LA  70002

Common        William T. Nolan                    500,000             7.5%
Stock            1037 Clove Road
                 LaGrangeville, NY  12540

(1)        The Company's Chapter 11 Plan of Reorganization states that Ally Capital Corporation is entitled to receive voting control of the 1,000,000 shares of stock owned by David L. Donaldson and 250,000 shares owned by the Company's former Chief Financial Officer, if certain financial and net cash flow goals are not met by September 1, 1998.

(2)        Atlantic Petroleum Technologies of Louisiana, Inc. (APTL) has pledged 2,112,500 shares of the
           Company's stock to Ally Capital pursuant to a loan and collateral pledge of $100,000 received in April
           1997.  APTL has granted a stock power to Ally Capital on these shares enabling Ally to vote these shares in the event of a loan default.

(3)        Should Ally Capital receive the voting rights of the above mentioned shares, they would have voting control of 5,475,000 shares, or 62.3% of the outstanding common stock totaling 8,784,969.

(4)        Of the 8,784,969 issued shares, 2,112,500 was issued to the Company's subsidiary, APTL.  According to GAAP, these shares are not included in calculating the total outstanding shares.  Therefore, for the purpose of calculating percent ownership, 6,672,469 shares were used.

           According to information furnished to the Company by its directors and officers, the directors, officers, and all directors and officers as a group, beneficially owned shares of common stock of the Company is shown in the table below.

                                                    Number of
                                                    Shares           Percent of
                                                    Beneficially     Outstanding
                                                    Owned at         Shares at
Beneficial Owner                                    8/31/97          8/31/97

David L. Donaldson                                  1,024,250        15.0%
Moon Landrieu                                         257,090        3.9%
William T. Nolan                                      500,000        7.9%
All Officers and Directors as
  a Group (3 persons)(1)                            1,781,340        26.8%



           (1)  Does not include shares held by Prudential Bache as Trustee of the Company's 401(k)
                Plan.  Certain officers of the Company are participants in this Plan.



ITEM 13.  Certain Relationships and Related Transactions.

                None



 PART IV
ITEM 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K.                                          PAGE

(a)   Documents filed as part of this Report:

      1.      INDEPENDENT AUDITORS' REPORT                                                                                  None


              FINANCIAL STATEMENTS:
                   Consolidated Balance Sheets as of August 31, 1997 and 1996                                               A-3

                   Consolidated Statements of Operations for the Three
                       Years Ended August 31, 1997                                                                          A-5

                   Consolidated Statements of Changes in Stockholders' Equity for
                       the Three Years Ended August 31, 1997                                                                A-6

                   Consolidated Statements of Cash Flows for the Three
                       Years Ended August 31, 1997                                                                          A-7

                   Notes to Consolidated Financial Statements for the Three
                       Years Ended August 31, 1997                                                                          A-9

      2.      FINANCIAL STATEMENT SCHEDULES:


                   SCHEDULE V            -   Property, Plant and Equipment                                                  A-28

                   SCHEDULE VI           -   Accumulated Depreciation and Amortization
                                             of Property, Plant and Equipment                                               A-29

                   SCHEDULE VIII         -   Valuation and Qualifying Accounts and Reserves                                 A-30

                   SCHEDULE IX           -   Short-Term Borrowings                                                          A-31

                   SCHEDULE X            -   Supplementary Income Statement Information                                     A-31

Schedules other than those listed above are omitted for the reason that they are not required or not applicable, or the required information is shown in the financial statements or notes thereto.  Columns omitted from schedules filed have been omitted because the information is not applicable.

ITEM 14.           Exhibits, Financial Statement Schedules and Reports on Form 8-K. (Continued)

(a)   Documents filed as part of this Report: (Continued)
                                                                                                                            PAGE
      3.      EXHIBITS:

                   INDEX TO EXHIBITS                                                                                         E-1

                   EXHIBIT 11 - STATEMENT OF INCOME (LOSS) PER COMMON SHARE                                                  E-4

                   EXHIBIT 22 - SUBSIDIARIES OF THE REGISTRANT                                                               E-5

(b)   Reports on Form 8-K:
      On December 16, 1996, the Registrant filed on Form 8-K that its primary subsidiary, VenVirotek, temporarily suspended operations at its Bakersfield, California site due to an Abatement Order from the San
Joaquin Valley Unified Air Pollution Control District.
      Also on December 16, 1996, the Registrant reported on Form 8-K the resignation of its Chief Financial
Officer and Vice President, Michael E. McGoey, due to other pressing responsibilities.
      On February 24, 1997, the Registrant filed on Form 8-K that Michael E. McGoey has resigned from the
Registrant's Board of Directors.  Lawrence F. McLaughlin, President of the Registrant's subsidiary, Atlantic
Petroleum Technologies of Louisiana, Inc., was appointed as a inside Director to replace Mr. McGoey.
      On April 22, 1997, the Registrant filed on Form 8-K that a loan agreement dated as of April 3, 1997 between the Registrant and Ally Capital was finalized.  Details of this loan agreement were reported on the
Form 8-K.
      On August 18, 1997, the Registrant filed on Form 8-K a follow-up to the 8-K filed on April 22, 1997 whereby the Registrant announced Changes in Control of the Registrant.  Included in this Form 8-K were the
Exhibits relating to the April 22, 1997 filing.
      On September 4, 1997, the Registrant filed on Form 8-K the resignation of William T. Nolan from the
Registrant's Board of Directors.
      On October 6, 1997, the Registrant filed on Form 8-K that its subsidiary, VenVirotek, received notice of the Court's Order of Dismissal of its Bankruptcy.
      On November 20, 1997, the Registrant filed on Form 8-K that it had entered into an Agreement to sell all the assets and certain liabilities of its subsidiary, Atlantic Petroleum Technologies of Louisiana, Inc. to
Primary Systems, LLC pending shareholder approval.


                                                  CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                   CONSOLIDATED BALANCE SHEETS

                                                           August 31,
                   A S S E T S                 Unaudited             Unaudited
                                                  1997                  1996
CURRENT ASSETS:
   Cash and cash equivalents                 $   107,005          $     36,726
   Restricted cash                                24,900                34,900
   Accounts receivable:
      Trade receivables                          210,078               228,142
      Other receivables                            5,235                 1,800
      Construction in progress                   122,513                  -
      Total receivables - less allowance
      for uncollectible amounts of $73,891
      in 1997 and $6,555 in 1996                 337,826               229,942

   Prepaid expenses                               11,565                82,265
   Deferred expenses                                -                    4,136


               TOTAL CURRENT ASSETS              481,296               387,969

PROPERTY, PLANT AND EQUIPMENT:
   Transportation equipment                       47,949                42,449
   Machinery and equipment                     1,192,196             1,192,197
   Fixed processing facility                   1,954,735             1,954,735

                                               3,194,880             3,189,381

   Less accumulated depreciation
   and amortization                           (3,182,127)           (2,956,302)

                                                  12,753               233,079
OTHER ASSETS:

   Excess of cost over fair value of net assets
      acquired                                   139,801               152,819
   Deposits and other                             19,592                25,704
   Deferred expenses                                 -                   4,136


                                                                                                   159,393               182,659

                                                                                               $   653,442          $    803,707





                                                            (Continued)
                                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                                    CONSOLIDATED BALANCE SHEETS

                                                            (Continued)

                                                                                                            August 31,
         LIABILITIES AND STOCKHOLDERS' EQUITY                                                  Unaudited             Unaudited
                                                                                                 1997                   1996
LIABILITIES NOT SUBJECT TO COMPROMISE
CURRENT LIABILITIES:
   Accounts payable, trade                                                                     $   660,961          $    479,796
   Other accrued liabilities                                                                       428,257               328,462
   Excess billings over costs                                                                        4,000                21,898
   Current maturities of long-term debt                                                            873,596             1,051,773
   Current obligations under capital leases                                                        650,000                 3,190
   Net liabilities of disposed segment                                                                -                   86,517

               TOTAL CURRENT LIABILITIES                                                         2,616,814             1,971,636

LIABILITIES SUBJECT TO COMPROMISE                                                                     -                6,218,650

LONG-TERM DEBT, less current maturities                                                            146,907                44,626


STOCKHOLDERS' EQUITY (DEFICIENCY IN ASSETS):
   Convertible Preferred Stock, authorized,
      650,000 shares of $1 stated value,
      issued and outstanding                                                                       639,108                  -
   Common stock, authorized, 16,000,000 shares
      of $.01 par value issued 8,790,895 shares
      at Aug. 31, 1997, 8,936,357 at Aug. 31, 1996                                                  87,909                89,364
   Additional contributed capital                                                               13,697,904            13,635,265
   Accumulated deficit                                                                         (16,529,274)          (21,143,856)

   SUBTOTAL                                                                                     (2,104,353)           (7,419,227)

   LESS: Treasury stock at cost, 2,118,426 shares at August
   31, 1997 and 135,884 shares at August 31, 1996                                                   (5,926)              (11,978)
                                                                                                (2,110,279)           (7,431,205)
                                                                                              $    653,442          $    803,707


                                          See notes to consolidated financial statements.


                                              CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                             Year Ended August 31,
                                                                             Unaudited            Unaudited             Unaudited
                                                                               1997                 1996                  1995
REVENUES:
   Processing service fees                                               $    413,446          $ 1,611,085           $ 1,620,714
   Construction revenues                                                    1,587,851              717,539               251,442
                                                                            2,001,297            2,328,624             1,872,156
OPERATING EXPENSES:
   Processing service costs                                                   615,035            1,541,050             1,753,303
   Construction costs                                                       1,203,407              693,503               248,004
   Selling, general and administrative:
      Processing                                                               58,972              316,597               260,431
      Construction                                                            358,163              172,598                48,763
      Corporate                                                               322,511              286,658               299,008
                                                                            2,558,088            3,010,406             2,609,509
OPERATING LOSS                                                               (556,791)            (681,782)             (737,353)
OTHER INCOME (EXPENSE):
   Equity in income of unconsolidated joint ventures                             -                    -                     -
   Interest income                                                              1,366                  951                62,593
   Interest expense                                                          (103,210)            (480,110)             (304,394)
   Other, net                                                                 (36,742)               3,475               (45,134)
                                                                             (138,586)            (475,684)             (286,935)
LOSS FROM CONTINUING OPERATIONS BEFORE
   REORGANIZATION ITEMS AND INCOME TAXES                                     (695,377)          (1,157,466)           (1,024,288)
REORGANIZATION ITEMS:                                                            -                 (76,864)                 -
INCOME TAX EXPENSE (BENEFIT)                                                     -                    -                     -
NET LOSS FROM CONTINUING OPERATIONS                                          (695,377)          (1,234,330)           (1,024,288)
DISCONTINUED OPERATIONS:
   Income (Loss) from Operations
      of Discontinued Segment                                                    -                  (1,000)                5,084
   Loss on Disposal of Segment                                                   -                    -                  (66,500)
                                                                                                    (1,000)              (61,416)
NET LOSS BEFORE EXTRAORDINARY ITEMS                                          (695,377)          (1,235,330)           (1,085,704)
   Extraordinary Items (Note H)                                             5,311,528              350,000             1,067,296
NET INCOME                                                                  4,616,151             (885,330)              (18,408)
PREFERRED STOCK DIVIDENDS                                                        -                  10,357              (178,508)
NET INCOME (LOSS) AVAILABLE
   TO COMMON STOCKHOLDERS                                                 $ 4,616,151          $  (874,973)          $  (196,916)
INCOME (LOSS) PER COMMON SHARE:
   Continuing                                                                  $(.10)               $(.14)                $(.14)
   Discontinued                                                                  -                    -                    (.01)
   Extraordinary Items                                                          $ .80                  .04                  .13
NET INCOME (LOSS) PER COMMON SHARE -
   Primary and fully diluted                                                    $ .70               $(.10)                $(.02)

                                          See notes to consolidated financial statements.

                                                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                            CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                                       Unearned
                                         Convertible       Additional         Comp.
                             Common        Preferred      Contributed    Restricted       Accumulated      Treasury
                             Stock          Stock           Capital         Stock         Deficit          Stock            Total
BALANCE, August 31, 1994     84,864                        13,624,015       (8,594)      (20,071,967)       (9,906)      (6,381,588)

Unaudited
Issuance of common stock for
  purchase of subsidiary      4,500                            11,250                                                         15,750
Declaration of preferred
  stock dividends                                                                          (178,508)                      (178,508)
Amortization of unearned
  compensation                                                               8,594                                            8,594
Purchase of treasury stock
  at cost                                                                                                  (2,072)          (2,072)
Net loss                                                                                    (18,408)                       (18,408)
BALANCE, August 31, 1995     89,364            -          13,635,265          -         (20,268,883)      (11,978)      (6,556,232)

Unaudited
Adjustment to preferred
  stock dividends                                                                             10,357                         10,357
Net loss                                                                                    (885,330)                      (885,330)
BALANCE, August 31, 1996   $ 89,364     $      -         $13,635,265  $       -         $(21,143,856)     $(11,978)     $(7,431,205)

Unaudited
Adjustment prior period                                                                       (1,569)                        (1,569)
Common stock cancelled
  from reorganization       (89,364)                                                                                        (89,364)
Treasure stock cancelled
  from reorganization                                                                             11,978           11,978
New common stock issued
  from reorganization        87,909         639,108           62,639                                                        789,656
New treasury stock issued
  from reorganization                                                                                       (5,926)          (5,926)
Net Income                                                                                 4,616,151                      4,616,151
BALANCE, August 31, 1997   $ 87,909        $639,108      $13,697,904    $     -         $(16,529,274)      $(5,926)     $(2,110,279)







                             See notes to consolidated financial statements.


                                            CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                              Year Ended August 31,
                                                    Unaudited            Unaudited            Unaudied
                                                       1997                 1996                 1995
OPERATING ACTIVITIES:
   Net income (loss)                           $  4,616,151          $  (885,330)          $   (18,408)
   Adjustments to reconcile net income (loss)
      to net cash provided by
      operating activities:
         Depreciation and amortization of
            property and equipment                  234,962              333,564               733,270
         Gain on debt extinguishment             (5,311,528)            (350,000)           (1,725,243)
         Loss contingency for claims                 -                    -                  657,947
         Provision for bad debts                     74,598                 (745)               10,062
         Loss (gain) on sale of property and equipment   -                 (18,900)                 -
         Loss on seizure of property                   -                    -                   58,976
         Adjustment on treasury stock                11,978                 -                     -
         Reversal of stock option accrual              -                    -                  (86,602)
         Amortization of unearned compensation         -                    -                    8,594
         Amortization of deferred contract costs      8,272               20,447                43,285
         Difference in interest (income) and expense
            recognized on note receivable assigned
            to note payable                             -                    -                   20,581
         Write off of investment in dissolved subsidiary -                   -                    1,000
         Amortization of goodwill and patent rights  14,098                8,834                 2,073
         Loss (gain) on sale of trade receiva        40,242               15,593                (2,273)
         Other                                       (1,664)                (294)                 -
         Changes in operating assets and
            liabilities net of effect of
            acquisitions:
               Restricted cash                       10,000                 (900)                 -
               Accounts receivable, trade        (1,077,170)            (333,275)               48,532
               Other receivables                     (3,435)               1,549               (85,583)
               Construction in progress            (122,513)              11,440               (11,440)
               Prepaid expenses                      70,700               22,077                13,135
               Deposits and other                     5,032                1,194                35,289
               Accounts payable, trade              345,609               86,484               342,345
               Other accrued liabilities            102,860               97,130              (155,864)
               Excess billings over costs           (17,898)               21,898                  -
               Net assets/liabilities of disposed segment -                    -                80,668
               Liabilities subject to compromise          -                 393,020                  -

NET CASH PROVIDED BY OPERATING ACTIVITIES                                    (999,706)            (576,214)              (29,656)



                                                            (Continued)

                                              CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                               CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                            (Continued)

                                                                                                  Year Ended August 31
                                                                           Unaudited            Unaudited             Unaudited
                                                                             1997                 1996                  1995
INVESTING ACTIVITIES:
   Purchases of property and equipment                                           -                    -                   (2,132)
   Proceeds from sale of subsidiary                                              -                    -                     -
   Proceeds from sale of property and equipment                                  -                  18,900                  -
   Principal payments on notes receivable                                        -                    -                     -
   Purchase of subsidiary, net of acquired cash                                  -                    -                  (10,834)
NET CASH USED IN INVESTING ACTIVITIES                                            -                  18,900               (12,966)

FINANCING ACTIVITIES:
   Net borrowings (repayment) under
      line-of-credit agreement                                                110,000                 -                     -
   Proceeds from issuance of long-term debt                                      -                    -                     -
   Repayment of long-term debt                                                 (2,000)             (21,992)              (20,990)
   Principal payments on capital lease
      obligations                                                              (3,190)              (7,630)               (1,193)
   Purchase of treasury stock                                                  (5,926)                -                   (2,072)
   Proceeds from sale of trade receivables                                    981,102              410,007                  -

NET CASH USED IN
   FINANCING ACTIVITIES                                                     1,069,985              380,385               (24,255)

NET INCREASE (DECREASE) IN CASH                                                70,279             (176,929)              (66,877)

CASH AND SHORT-TERM INVESTMENTS
   AT BEGINNING OF YEAR                                                        36,726              213,655               280,532

CASH AND SHORT-TERM INVESTMENTS
   AT END OF YEAR                                                          $  107,005           $   36,726            $  213,655

SUPPLEMENTAL DISCLOSURE:
   Interest paid                                                          $     7,732          $     6,900            $   19,000

   Income taxes paid                                                      $     1,148        $        -            $        -

*See Notes F and H for additional disclosure.




                                          See notes to consolidated financial statements.

                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    YEARS ENDED AUGUST 31, 1997, 1996 AND 1995


A.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
      Organization - From December 1, 1977, through August 31, 1980, Chemfix Technologies, Inc. (the
"Company" and/or "Registrant") was a wholly-owned subsidiary of National Environmental Controls, Inc.
(NEC).  In July 1980, NEC declared a dividend of 643,582 shares of the Company's common stock payable to its shareholders of record on August 31, 1980.  As of August 31, 1996 and 1995, NEC owned 9.8% of the outstanding common stock of the Company.  (See Item 12.)
      Principles of Consolidation - The consolidated financial statements and accompanying data include the accounts of the Company and its domestic subsidiaries.  All material intercompany accounts and transactions have been eliminated in consolidation.  The parent company, Chemfix Technologies, Inc., is the entity that filed
Chapter 11 Plan of Reorganization on August 11, 1995.  That is the reason the financial statements are entitled
"Debtor in Possession".
      Cash and Cash Equivalents - For the purpose of the statement of cash flows, the Company considers all highly liquid investment instruments purchased with an original maturity of three months or less to be cash equivalents.
C>
      Restricted Cash - The Company has cash which is restricted by the terms of certain contracts or regulatory agencies.
      Accounts Receivable - The Company evaluates the collectability of its receivables on an ongoing basis and, if questions as to collectability arise, provides an allowance for potentially uncollectible amounts.
      Construction in Progress - The Company records construction in progress when costs on uncompleted contracts are greater than accumulated billings.
      Deferred Expenses - Certain costs incurred on major new contracts and certain client incremental outside costs which provide specific benefit to future periods are deferred and amortized over the lesser of four years or the life of the contract.
      Property, Plant and Equipment - Property, plant and equipment are recorded at cost or, in the case of equipment under capital leases, the present value of future lease payments.  Depreciation is provided using the straight-line method at rates sufficient to depreciate the cost of depreciable assets to operations over their estimated service lives.  Leasehold improvements are amortized over the lives of the respective leases or the service lives of the improvements, whichever is shorter.  The estimated service lives used in determining depreciation and amortization are as follows:

                             Transportation equipment                     3-5 Years
                             Machinery, equipment and fixed
                                processing facility                       5-7 Years


                                                            (Continued)

                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

A.ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
      Intangible Assets - Goodwill represents the excess of cost over fair value of the net assets of purchased businesses and is amortized on a straight-line basis over 20 years.  The goodwill reported on the Consolidated
Balance Sheets relates to the acquisition of Atlantic Petroleum Technologies of Louisiana, Inc. (APTL) in fiscal
1995.  This goodwill totaled $139,801 at August 31, 1997 and $152,819 at August 31, 1996.
      Billings in Excess of Cost - This account is comprised of an accrual of accumulated billings on uncompleted contracts over costs.
      Recognition of Revenues - Processing service fees relate to the processing activities and are recognized when gallons or tons of waste material are processed or services are performed.  Construction revenues are accounted for under the completed-contract method, whereby income is recognized only on completed or substantially completed contracts.  On contracts that are not completed on the reporting date, the excess of accumulated costs over related billings is reflected in the Consolidated Balance Sheets as a current asset called "Construction in
Progress" and the "Excess of Accumulated Billings over Related Costs" is reflected as a current liability.
      Research and Development - Due to the severe financial condition of the Company, the Company did not spend any monies on research and development in fiscal 1997 and 1996.  As soon as the financial situation has stabilized, however, the Company intends to continue its program to improve its process and explore new areas of application.  In years past, research and development was expensed as incurred.
      Income Taxes - The Company accounts for income taxes in accordance with the provisions of Statement of
Financial Accounting Standards No. 109 - "Accounting for Income Taxes" issued in February 1992.  This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities, and net operating loss, tax credit and alternative minimum tax carryforwards to the extent that realization of such benefits is more likely than not.  (See Note F.)
      Retirement Plan - The Company has a defined contribution retirement plan 401(k) covering substantially all employees who have completed one year of service.  Employee contributions of not less than one half of the first
6% of each participating employee's compensation were matched 100% by the Company with Company stock.
Effective January 1, 1994, the Company discontinued the match.  The cost of such Company contributions totaled
$33,777 in fiscal 1994.


B.GOING CONCERN
      The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  As shown in the financial statements, during the years ended August 31, 1997, 1996 and 1995, the Company incurred operating losses of $557,000; $682,000; and $737,000, respectively. In addition, as of August 31, 1997 and 1996, the
Company's current liabilities exceeded its current assets by $2.1 million and $1.6 million, respectively.  These factors among others may indicate that the Company may be unable to continue as a going concern for a reasonable period of time.


                                        (Continued)

                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            (Continued)
B.GOING CONCERN (Continued)
      The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.  The Company's continuation as a going concern is dependent upon its ability to generate sufficient cash flow to meet its obligations on a timely basis, to comply with the terms and covenants of its financing agreements, to obtain additional financing or refinancing as may be required, and ultimately to attain successful operations.
      Because of the obvious severity of the financial condition of the Company, management instituted a cost reduction program which included a reduction in labor and fringe costs and has sold all unprofitable subsidiaries and segments of operations.  In addition, the Company filed a Chapter 11 Bankruptcy Plan of Reorganization for its VenVirotek subsidiary on October 26, 1994.  The filing was made in the United States Bankruptcy Court for the Eastern District of Louisiana, Case No. 94-13614.  On May 15, 1995, VenVirotek's Plan was confirmed, thereby emerging it from bankruptcy.  In accordance with its debt restructuring plan, the first payments were due and paid on September 18, 1995.  Due to the Company's financial condition, it has been unable to pay any subsequent payments.  Management cannot determine what action, if any, the creditors may take as the result of the default.  In addition, there still remains some disputed claims as a result of VenViortek's bankruptcy plan, the greatest of which had totaled $273,000 in a sales tax assessment that the Company had appealed. On May
21, 1997, VenVirotek received a redetermination letter from a taxing authority related to a disputed tax claim involved in the VenVirotek bankruptcy.  The letter concludes that a major portion of the tax claim be deleted from a previously conducted sales tax audit, thus resulting in the Class 2 tax liability claims being reduced by
$263,916.  The remaining assessment of approximately $10,000 has been accrued in the financial statements.
The relinquishment of this $263,916 of debt has been recorded as an "Extraordinary Item" in the Consolidated
Statements of Operations for the quarter ended May 31, 1997.
      Chemfix Technologies, Inc. filed Chapter 11 Plan of Reorganization for itself on August 11, 1995.  The filing was made in the United States Bankruptcy Court for the Eastern District of Louisiana, Case No. 95-12954.
On September 10, 1996, the Company's Plan of Reorganization was confirmed by the Court, thereby emerging it from bankruptcy.  Generally, the Chapter 11 Plan of Reorganization involves the recapitalization of the
Company, including the redistribution of ownership, whereby original shareholders will be diluted 90%, with present creditors, management, and new investors becoming significant equity holders.  Unsecured creditors had a choice of the following three options: 1) receiving one share of common stock for every $3.00 of debt; 2)
receiving one share of convertible preferred stock for every $4.00 of debt; or, 3) reducing their claim to 40%
of the total debt, limited to $800 payable in five quarterly installments.  The convertible preferred stock has a
4% dividend payable quarterly in kind and is convertible into common, share for share, at a rate of 20% per year.  In effect, the Plan converts $6.2 million of debt into $650,000 of Long-term Obligation Under Capital
Leases, with the balance being restructured into equity.  The Company recorded approximately $4.8 million of
"Extraordinary Items" reported in the Consolidated Statements of Operations for the quarter ended November
30, 1996, as a result of the relinquishment of debt in connection with the bankruptcy confirmation.  Detailed information regarding the Company's Chapter 11 Plan of Reorganization and Disclosure Statement is available by contacting the United States Bankruptcy Court for the Eastern District of Louisiana.


                                                            (Continued)


                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                            (Continued)
B.GOING CONCERN (Continued)
      On September 16, 1996, the Company filed Chapter 7 Plans of Dissolution in the United States Bankruptcy
Court for two of its wholly-owned subsidiaries, CeTech Resources, Inc. (CeTech) and BTC Environmental
Incorporated (BTCE).  Previously, the Company had sold virtually all the assets of CeTech and BTCE in fiscal
1994.  These filings relieved the Company of approximately $212,000 in debt in the first quarter of fiscal 1997.
This $212,000 relinquishment of debt is included in "Extraordinary Items" in the Consolidated Results of
Operations.
      On December 2, 1996, the San Joaquin Valley Unified Air Pollution Control District filed an Order for
Abatement and Permit to Operate Revocation against the Company's subsidiary, VenVirotek.  On December 11,
1996, a hearing was held giving all parties and the public the opportunity to give testimony or make comment.
In summary, the Hearing Board concluded that:  1) no new material could be received by the facility; 2) all existing waste at the site be properly treated and removed from the site within 120 days; 3) The Registrant will appear before the Hearing Board every 30 days to report its progress toward achieving compliance; and, 4) the
Company will comply with all district permit conditions and all applicable laws, rules, and regulations.
Management has appeared before the Board every 30 days since January 8, 1997 to report on its progress and attempted to negotiate an alternative to the Abatement Order.  As of this date, the Air Board has rejected all of
VenVirotek's requests to modify the Order.  On May 14, 1997, the San Joaquin Valley Unified Air Pollution
Control District issued a Notice of Violation to VenVirotek for failure to comply with the Order of Abatement
Condition #3 and #6.  These conditions involved removal of all waste from the site and comply with all district permit conditions.  In addition to the Air Board's order, on February 13, 1997, VenVirotek received a Notice and Order from the Kern County Environmental Health Services Department requiring among other things the removal of the treated stockpile by April 21, 1997.
      Although VenVirotek has continued to work with the various regulatory agencies to comply with their order, due to financial constraints, the Company will not be able to meet the established deadlines.  Furthermore, cash shortages have required the layoff of all site personnel pending future arrangements with the regulatory agencies.
      Although VenVirotek's operations are inactive at this time, it is continuing to work with the regulators and its secured lender, Ally Capital, to reach an arrangement whereby it can continue as a viable corporation.

C.ACQUISITION
      On May 23, 1995, the Company formed a new corporation named Atlantic Petroleum Technologies of
Louisiana, Inc. (APTL), as a subsidiary of VenVirotek.  APTL was formed to become a joint venture partner with Atlantic Petroleum Technologies, Inc. (APT), a Delaware corporation.
      Then on July 7, 1995, APTL acquired the assets of APT, including its interest in the joint venture, for
450,000 of unregistered Common Stock valued at $.035 per share, $13,500 in cash, and an agreement to reimburse APT up to $134,700, for a total purchase price of $163,950.  The Seller also received warrants to purchase up to 750,000 shares of unregistered Common Stock vesting over the next five years if certain specific financial goals are met.  None of APT's liabilities were assumed.  The total cost of the acquisition was allocated to cash, receivables, equipment and goodwill.  The Registrant's confirmed Plan of Reorganization reduces the previously issued shares by 90%, and instead of having warrants to purchase up to 750,000 shares of Common
Stock, APT will receive 375,000 shares of registered Common Stock of the reorganized debtor.

                                                            (Continued)

                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)
D.INVESTMENT IN JOINT VENTURES
      On May 23, 1995, APTL became a joint venture partner with APT, forming the Atlantic Petroleum
Technologies Joint Venture for the purpose of the removal, remediation and installation of underground and above ground storage tanks.  The Company's subsidiary held a 51% interest in the joint venture, with APT, a Delaware corporation owning the remaining 49%.  The Company accounted for its interest in the joint venture under the equity method of accounting.  This joint venture was essentially ceased on July 7, 1995 when APTL acquired the other 49% interest from APT.  (See Note C.)

E.PETITION FOR RELIEF UNDER CHAPTER 11
      On August 11, 1995, The Company filed a petition for relief under Chapter 11 of the federal bankruptcy laws in the United States Bankruptcy Court for the Eastern District of Louisiana, Case No. 95-12954.
Accordingly, the Company reported its financial statements in accordance with Statement of Position (SOP) 90-7,
"Financial Reporting by Entities in Reorganization" under the Bankruptcy Code Chapter 11 at August 31, 1996.
The pronouncement requires, among other things, that "Debtor-in-Possession" be annotated under the Company name on the financial statements, that reorganization expenses be shown as a separate line item in the
Consolidated State of Operations, and that pre-petition liabilities be segregated from post-petition liabilities and shown under a line item entitled "Liabilities Subject to Compromise."  Under Chapter 11, certain claims against the debtor in existence prior to the filing of the petition for relief under the federal bankruptcy laws are stayed while the debtor continues business operations as Debtor-in-possession.  The liabilities that are subject to compromise consisted of the following:

               Redeemable Preferred Stock                          $1,800,000
               Secured capital lease obligation,
                  including accrued interest, secured
                  by stock, equipment, and receivables              1,318,511
               Dividends payable                                      548,547
               Priority tax claims                                     41,704
               Trade accounts & other unsecured claims               2,509,888
                                                                    $6,218,650
      On September 10, 1996, the Company's Plan of Reorganization and Disclosure Statement were confirmed by the Court, thereby emerging the Company from bankruptcy.  According to the Plan of Reorganization, unsecured creditors have the option of receiving one share of common stock for $3.00 of debt, or one share of
Convertible Preferred Debenture for every $4.00 of debt.  The secured capital lease obligation will be restructured into $650,000 of long-term capital lease obligations and 20% of the outstanding stock of the reorganized Registrant.  Consequently, an estimated $5.5 million of debt will be restructured into some form of equity.  See Note J,  "Plan of Reorganization", for further discussion.  Note that this pronouncement, SOP 90-7, does not apply to Chapter 7 Plans of Dissolution.  The total debt equal to $212,000 in connection with the
Company's Chapter 7 filings is included under "Net Liabilities of Disposed Segment" at $87,000 with the balance of $125,000 being included under "Liabilities Not Subject to Compromise, Accounts Payable Trade."

                                                            (Continued)

                                  CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

F.NOTES PAYABLE AND LONG-TERM DEBT
      On April 1, 1994, the Company entered into an agreement whereby it sells subsidiaries' accounts receivable to a factor.  The factor's fees include collection and administration services which vary from 1.5% to 9% of gross receivables depending on the timing of collections.  During fiscal 1997, the Company received $981,000 from sales of receivables to the factor.  "Trade Receivables" are shown in the Consolidated Balance Sheets net of the
$177,000 liability due the factor at August 31, 1997.  During fiscal 1996 the Company received $410,000 from sales of receivables to the factor and had a liability due the factor of $77,000.
      Details of notes payable and long-term debt at August 31, 1997 and at August 31, 1996 are as follows:
                                                                             August 31,          August 31,
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

                                                            (Continued)


                                  CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

F.      NOTES PAYABLE AND LONG-TERM DEBT (Continued)

                                                                             August 31,           August 31,
                                                                               1997                 1996
        DESCRIPTION

        Notes payable to Chemfix Technologies, Inc.
        Class 2 tax claims; interest at 7%;
        quarterly payments of $2,157 beginning
        May 21, 1997, maturing Feb. 13, 2003                                     38,761                -

        Note payable to Chemfix Technologies, Inc.
        Class 4 claim; interest at 10.25%;
        monthly payments of $214 beginning
        Nov. 18, 1996, maturing Oct. 18, 2001.                                    9,872                 -
                                                                                 1997                1996
        Note payable to Ally Capital Corporation;
        interest at 12% and principal due on earlier
        of December 15, 1997 or borrower receiving
        a minimum of $2,000,000 of external financing.                           20,000                    -

        Note payable to Ally Capital Corporation;
        pledged 845,000 shares of Chemfix common stock;
        upon payment of the note, Ally will return
        422,500 shares of common stock, no interest due.                         50,000                     -

        Note payable to Ally Capital Corporation;
        principal payable on demand, interest at 10%
        on unpaid balance beginning Nov. 1997.                                   60,000

        Note payable to APT over a period no shorter
        than 3 years plus interest.                                             133,956              123,450
                                                                              1,020,503            1,096,399
        Less principal payments due within one year.                           (873,596)          (1,051,773)

                                                                            $   146,907           $   44,626

        Long-term debt outstanding at Augus 31, 1997 matures as follows:

            Year Ending
            1998                $   873,596
            1999                    121,021
            2000                      7,319
            2001                      7,842
            2002                      7,842
            Thereafter                2,883
                                $ 1,020,503


                                                            (Continued)

                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

F.      NOTES PAYABLE AND LONG-TERM DEBT (Continued)
        The Company's largest subsidiary, VenVirotek, filed Chapter 11 Plan of Reorganization on October 26,
1994, Case No. 94-13614.  On May 15, 1995, its Plan was confirmed by the United States Bankruptcy Court for the Eastern District of Louisiana.  According to VenVirotek's Chapter 11 Plan of Reorganization, generally, most of VenVirotek's bankruptcy payments were to begin on September 18, 1995.  The first payment was made;
however, due to the Company's financial condition and the fact that there are still some disputed claims with creditors that are significant in amount, subsequent payments have not been made.  Consequently, all of the
VenVirotek related bankruptcy debt totaling $707,914 is classified as short-term debt.  At present, the Company is in arrears on its principal notes payments in connection with VenVirotek's bankruptcy debt in the amount of
$296,635 and in arrears on its interest obligations by $110,470.  Management cannot determine what action the creditors may take, if any, in connection with the past due bankruptcy payments.  In addition, management cannot speculate as to whether or not the outcomes will be favorable in connection with the disputed claims with creditors, however, they have been accrued for in the Consolidated Balance Sheets.
        On May 21, 1997, VenVirotek received a redetermination letter from  a taxing authority related to a disputed tax claim involving the VenVirotek bankruptcy.  The letter concludes that a major portion of a tax claim be deleted from a previously conducted sales tax audit, thus resulting in the Class 2 tax liability claims being reduced by $263,916.
        In connection with the purchase of Atlantic Petroleum Technologies, Inc.'s (APT) assets on July 7, 1995, the Company entered into a reimbursement agreement with APT in satisfaction of an IRS settlement up to, but not exceeding, $134,700, provided that such amount shall be reduced by any payments made to APT for obligations it owed prior to the closing date.  To date, $13,250 of such payments were made, of which $12,506 represents payments of interest and $744 represents reduction of principal, thereby reducing the reimbursement agreement to $133,956.  The agreement further states that the repayment schedule cannot be shorter than equal monthly payments of principal plus interest over three years.  Accordingly, the short-term and long-term portion of this debt is based on this information using an estimated rate of interest.





                                                            (Continued)
                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

G.      CONTINUING OPERATIONS
        The Company filed Chapter 11 in the United States Bankruptcy Court for the Eastern District of Louisiana,
Case No. 95-12954-JAB on August 11, 1995.  The Company's Plan submitted to the Bankruptcy Court involved the recapitalization of the Company through the bankruptcy process which includes redistributing the ownership of the corporation whereby present shareholders are diluted approximately 90% and the present creditors, management and new investors become significant equity holders.  On September 10, 1996, the Plan was approved converting $4.8 million of pre-bankruptcy debt into equity.  Even though the Company has seen improvements in business activity during the first nine months of fiscal 1997, management believes the
Registrant's short-term ability to continue as a going concern will require a continued increase in construction projects and an improvement in gross margins on revenues associated with those new construction projects.  It is also  management's opinion that the Company's longer-term viability is dependent upon continuing to increase construction revenues, improving gross margins, the obtainment of credit from vendors, and the ability to raise external financing.

H.      DISCONTINUED OPERATIONS
        On September 16, 1996, the Company filed Chapter 7 Plans of Dissolution in the United States Bankruptcy
Court for two of its wholly owned subsidiaries, CeTech Resources, Inc. (CeTech) and BTC Environmental
Incorporated (BTCE). The Company  previously sold virtually all the assets of CeTech and BTCE in fiscal 1994.
These filings relieved the Company of approximately $212,000 in debt.  This $212,000 of relinquishment of debt is included in "Extraordinary Items" in the Consolidated Statements of Operations.

I.      COMMON STOCK AND CONVERTIBLE PREFERRED STOCK
        In accordance with the Registrant's Plan of Reorganization, existing shareholders will receive one share of common stock for every ten shares held.  In addition, creditors will receive one share of common stock for
$3.00 of debt, or one share of convertible preferred stock for $4.00 of debt.  See Note J - "Plan of
Reorganization" for further discussion.  Since the Registrant's Plan of Reorganization was confirmed on
September 10, 1996 and because the new common and convertible preferred stock are currently in the process of being issued, the financial statements presented herewith at August 31, 1997 are reported as though the new issuance has been completed.  Consequently, common stock, convertible preferred stock, additional contributed capital, extraordinary items, and accumulated deficit are estimated based on a future market value of the common stock at the time of issuance of $.01 per share.  Should the price be different, the above accounts could be adjusted in the remaining three months of fiscal 1997.  Primary and fully diluted earnings per share calculations were also determined using the new stock structure.


                                                            (Continued)

<PAGE

                                  CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

J.      OTHER TRANSACTIONS
        According to VenVirotek's confirmed Chapter 11 Plan of Reorganization, VenVirotek's largest creditor received a residual claim in the amount of $350,000 because the collateral was not enough to satisfy its debt.
The agreement states that the Company is to satisfy this residual claim by providing the disposal of materials at its Arvin Facility, at cost.  The agreement further specifies that the creditor shall pay the Company for its actual direct costs not including depreciation, debt service expenses, overhead, and other administrative expenses.  The liability is then reduced by the difference between the market rate and the Company's actual costs.  There is no limitation on time as to when this claim must be satisfied.  Because management feels that there is a remote possibility of the creditor ever doing business with the Registrant in order to satisfy their residual claim and because no loss would be incurred if this claim were satisfied, this contingency is disclosed and not accrued for in the Consolidated Balance Sheets.
        The Registrant's confirmed Chapter 11 Plan of Reorganization on September 10, 1996 enabled the
Registrant to restructure part of its $924,000 leases payable plus $394,000 of accrued interest into $650,000 of leases payable at 10.25%, with principal payments varying over the next five years until fully paid, and a $10,000 note payable at 10.25% also maturing in five years.  For the forgiveness of debt, the lessor will also receive 20%
of the outstanding stock, approximately 1.7 million shares, of the newly organized Company.  This creditor holds as collateral the stock of the VenVirotek subsidiary, the equipment at the VenVirotek facility, and a second right on its receivables.  In February 1997, Ally Capital placed VenVirotek in default for non-payment of the leases payable.  Consequently, Ally is pursuing options to sell the equipment at VenVirotek's idled  California processing facility.
        During 1990, the Company entered into an agreement with a supplier of raw materials used in its production process, whereby the Company would purchase specified quantities of the raw materials, as needed in production, from this supplier through fiscal year 2000 in exchange for Series C Preferred Stock up to $2 million.  As of August 31, 1996, the Company had issued 18,000 of Series C Preferred Stock out of 20,000 shares to be issued under the terms of the agreement.  Beginning in fiscal 1994, the supplier required cash-on-
delivery terms with the Company and would no longer exchange raw material for stock.  Dividends declared and unpaid on the redeemable preferred stock were $548,541 at August 31, 1996.  In addition to the dividends and redeemable preferred stock, the creditor was also owed approximately $208,000 in trade debt for a total due this creditor of $2.6 million.  At August 31, 1996, this $2.6 million was included in "Liabilities Subject to
Compromise" in the Consolidated Balance Sheets.  In accordance with the Registrant's confirmed Plan of
Reorganization, this creditor subsequently elected to receive one share of convertible preferred stock for $4.00 of debt.  Each share of convertible preferred stock is convertible into one share of common stock at a rate of 20%
per year and will be paid a dividend of 4% per year payable quarterly in kind beginning in October 1997.
        On April 3, 1997, the Company entered into a $100,000 Guarantee and Loan Agreement with Ally Capital
(Ally) whereby Ally loaned the Company $50,000 for working capital and pledged an additional $50,000 to the
ACSTAR Insurance Company to secure a $300,000 bonding line for the Company.  The Company issued and pledged 1,690,000 shares to Ally Capital as security for the bond line guarantee.  This stock will be returned to the Company as soon as the Guarantee is retired.
        Additionally, the Company issued and pledged 845,000 shares as collateral for the $50,000 of working capital.  When the loan is totally repaid, Ally will return 50% of these shares, or 422,500 shares to the Company, and retain the remaining shares in their account.  The 2,112,500 shares of stock pledged to Ally Capital for the
$100,000 Guarantee and Loan Agreement would be forfeited to Ally in the event of default.



                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

K.      EXTRAORDINARY ITEMS
        During the nine months of fiscal 1997, the Company recorded extraordinary income totalling $5.3 million.
This gain was comprised of three items.  First, because the Company filed Chapter 7 Plans of Dissolution for two of its subsidiaries; CeTech Resources, Inc. and BTC Environmental Incorporated, $212,000 of debt was relieved.
        Secondly, the Registrant's Chapter 11 Plan of Reorganization confirmation on September 10, 1996 thereby relinquished the Registrant of approximately $4.8 million in debt.  According to the Plan of Reorganization, unsecured creditors had the option of receiving one share of common stock for $3.00 of debt, or one share of
Preferred Stock for every $4 of debt.  Because the stock of the newly organized company is in the process of being issued, this $4.8 million of debt relief is estimated.
        Thirdly, the Registrant's subsidiary, VenVirotek, received a redetermination letter from a tax authority deleting a claim for $263,915 related to a previously conducted sales tax audit.
        At August 31, 1996, the Company recorded a $350,000 extraordinary gain for the reversal of a contingency that management expects is a remote possibility of occurring.  In accordance with VenVirotek's bankruptcy confirmation, a creditor received this contingency claim in the amount of $350,000.  The agreement states that VenVirotek is to satisfy the claim by providing the disposal of materials at its Arvin facility at cost.
The creditor is to pay VenVirotek for its actual direct costs, not including depreciation, debt service expense, overhead, and other administrative expenses.  The liability is then reduced by the difference between the market rate and the Company's actual costs.  Even though there is no time limitation on when this claim must be satisfied, management does not think the Company will ever take benefit of this claim.  As a result, the Company reversed this accrual in fiscal 1996.
        At August 31, 1995, the Company recorded an extraordinary net gain in the amount of $1,067,000.  This net gain is comprised of the following three items.  First, because VenVirotek's Plan of Reorganization was confirmed on May 15, 1995, approximately $1,352,000 of debt was relieved.  There are still some disputed claims in which management cannot determine the outcome of the settlement.  If favorable, there could be additional relinquishment of debt.  Secondly, since the creditor's rights against the parent were not waived in connection with the VenVirotek Chapter 11 filing, the Company recorded a $658,000 loss contingency for claims against the parent.  At August 31, 1996, the accrual was included in "Liabilities Subject to Compromise" in the
Consolidated Balance Sheets.  The last item comprising extraordinary items is an additional $373,000 gain in debt relief as the result of the EIRA Chapter 7 Plan of Dissolution filed in fiscal year 1995.

                                                            (Continued)


                                  CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

L.      PLAN OF REORGANIZATION
        On September 10, 1996, the Bankruptcy Court confirmed the Registrant's Plan of Reorganization.  The confirmed plan provided for the following:
        Priority Tax Claims - Franchise and payroll taxes of $41,978 payable in equal quarterly installments commencing on May 21, 1997 through February 13, 2003, with interest at 7% annually.
        Employee and Director's Claims - Employees and directors due $241,000 for previous years salary reductions and director's fees will receive a total of two million shares of unregistered common stock.  In addition, the Registrant can also sell 1.6 million shares of unregistered common stock to eligible employees at
$.03 per share.  Employees may execute a promissory note with interest at 10% per annum payable yearly to purchase the stock.  The note may be prepaid at any time without penalty but is due upon the earlier of either
termination of employment, or ten years.   The stock will be held as collateral on the note.
        Secured Leases Payable - The Company's $924,000 of secured leases payable plus $394,000 of accrued interest was converted into $650,000 of leases payable, $10,000 of notes payable, and a 20% equity interest, or approximately 1.7 million shares of common stock.  This creditor maintains all its collateral, including the stock of the VenVirotek subsidiary along with the Arvin facility equipment and a second right to its receivables.  The
$650,000 leases payable commences on November 18, 1996 with varying monthly principal payments at 10.25%
interest annually, and matures on October 18, 2001.  The $10,000 note payable was to begin on November 18,
1996 payable in equal month installments until October 18, 2001, with 10.25% interest per year. In accordance with the Plan of Reorganization, this creditor could also receive voting control of the Registrant if certain net cash flow goals are not met by September 1, 1998.  Should this happen, this creditor would secure voting control of an additional 2.15 million shares of the outstanding common stock currently owned by the Chief Executive
Officer and a former Director.
        Unsecured Claims - The holders of approximately $4.5 million of trade debt and redeemable preferred stock had the option of receiving $800 in cash, one share of common stock for $3.00 of debt, or one share of convertible preferred stock for $4.00 of debt.  Only one creditor due approximately $2.6 million in redeemable preferred stock totalling $1.8 million with the balance being trade debt and dividends payable, chose the convertible preferred stock.  As a result, this creditor will receive $639,000 of convertible preferred stock of the newly organized company, and will be paid a dividend of 4% per year payable quarterly in kind.  Each share of convertible preferred stock is convertible into common stock at a rate of 20% per year.  The remaining $1.9 million of claims chose to receive one share of common stock for every $3.00 of debt.
        Common Stock - Except for stock issued to the Company's 401(k) Plan, existing stockholders holding approximately 8.7 million shares of stock will receive one share of newly organized common stock for every ten shares held.  Consequently, old shareholders will own an estimated 10% of the Company.  Stock issued in connection with the 401(k) Plan will receive one share for every share hold.  The 401(k) Plan shares total
232,000 shares.

                                                            (Continued)

                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

M.INCOME TAXES
     The Company accounts for income taxes in accordance with the provisions of Statement of Financial
Accounting Standards No. 109 - "Accounting for Income Taxes" issued in February 1992.  This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities, and net operating loss, tax credit and alternative minimum tax carryforwards to the extent that realization of such benefits is more likely than not.
     Management feels that since the Company has been operating under working capital deficits and net losses, that the deferred tax assets are not "more likely than not" to be realized in the foreseeable future.  Therefore, a valuation allowance for such assets has been provided with the deferred tax asset/liability being fully reserved.
As a result, there has been no effect to the financial statements for fiscal 1997, 1996, or 1995.  When the
Company returns to profitability and the timing of revenues becomes more predictable, the Company at that time may re-evaluate the allowance.

     The provision for federal income taxes consist of the following:


                                                Years ended August 31,
                                        1997             1996             1995
      Current                    $       -       $        -        $       -
      Deferred                   $       -       $        -        $       -
       A reconciliation between the amount of reported income taxes and the amount computed by multiplying the income (loss) before income taxes by the statutory federal rates for the years ended August 31 is as follows:

                                                                                   1997            1996              1995
      Income taxes (benefit) at statutory federal
         rate of 34%                                                           $1,569,000        $(301,012)       $  (6,259)
      Increases (reductions) in taxes resulting from:
         Change in valuation allowance                                         (1,317,000)         292,397          (88,000)
         Non-deductible expenses                                                   17,000            5,724            3,400
         Other items, net                                                         235,000            2,891           90,859

         INCOME TAX (BENEFIT) EXPENSE                                        $       -        $       -      $         -






                                                           (Continued)

                                  CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

M. INCOME TAXES (Continued)
       Deferred income taxes consist of future tax benefits attributable to:

              Assets (Liabilities)                                                    Years Ended August 31,
                                                                                      1997                 1996
              Federal net operating loss carryforwards                            $2,037,000          $3,590,000
              State net operating loss carryforwards                                  70,000             173,000
              Tax credit carryforwards                                               189,000             189,000
              Alternative minimum tax carryforwards                                   53,000              53,000
              Capital loss carryforwards                                             200,000             200,000
              Non-deductible reserves                                                216,000             200,000
              Depreciation                                                           142,000             280,000

              Total                                                                2,907,000           4,685,000

              Less valuation allowance                                            (2,907,000)         (4,685,000)

              Net Deferred Tax Assets                                           $       -         $         -
       As of August 31, 1997, the Company has, for tax purposes, a net operating loss carryforward of approximately $6.0 million expiring between 2011 and 2009 and approximately $189,000 of tax credit carryforwards expiring between 1997 and 2002.  Additionally, the Company has a $53,000 alternative minimum tax credit available to offset future income taxes subject to certain limitations.  This footnote is an estimate based on information currently available.  Due to Chemfix Technologies, Inc. Chapter 11 Plan of Reorganization
Confirmation, the total asset and valuation allowance may decrease by the amount of debt relief at applicable tax rates.  Furthermore, should the Company acquire the intended acquisition or receive an equity infusion, management has been advised that the Company may lose any remaining net operating loss carryforward after the application of the debt reversal.


N.INCOME (LOSS) PER COMMON SHARE
       Primary net income (loss) per common share is computed by dividing the net income (loss) available to common stockholders by the weighted average number of shares and share equivalents outstanding during the period.  The preferred stock was determined not to be a common stock equivalent in the calculation of primary net income (loss) per share.  In computing primary net income (loss) per common share, the preferred stock dividend reduces income available to common stockholders.
       The adjusted weighted average shares outstanding used in the primary income (loss) per common share calculation were 6,672,469; 8,800,473; and 8,435,406 in 1997, 1996 and 1995, respectively.


                                                            (Continued)

                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

O.REDEEMABLE PREFERRED STOCK - MANDATORY
       As stated in the Company's Confirmed Plan of Reorganization, this creditor elected to receive one share of Convertible Preferred Debenture in exchange for $4 of debt.  Each share of Convertible Preferred Debenture is convertible into one share of common stock at a rate of 20% per year and will be paid a dividend of 4% per year payable quarterly in kind of debenture.  At August 31, 1996, this creditor's total debt of $2.6 million, including the $1.8 million in Redeemable Preferred Stock, was reclassified to "Liabilities Subject to Compromise"
in the Consolidated Balance Sheets.

P.COMMON STOCK
       In accordance with the terms of certain employee non-compete and nondisclosure agreements, certain employees of the Company were issued shares of unregistered common stock in consideration for past and future services.  As the shares were issued, unearned compensation equivalent to the value of the stock was charged to stockholders' equity and subsequently amortized over the terms of the respective agreements.  Amortization expense was $.00, $.00, and $8,594 in 1997, 1996 and 1995, respectively.


Q.RELATED PARTIES
       No amounts were received from or paid to NEC in fiscal years 1997, 1996, and 1995.

R.COMMITMENTS AND CONTINGENCIES
       "Commitments and Contingencies" on the Consolidated Balance Sheets totaled $1,007,947 at August 31,
1995.  This amount consisted of two contingent liabilities arising from the VenVirotek debt restructuring plan.
The first item was attributed to the debt restructuring in connection with VenVirotek's largest creditor whose debt was secured by the assignment of a note receivable.  Because this receivable was less than the total amount of the debt, the creditor also received a residual claim in the amount of $350,000. (See Note K.)  According to the agreement, the Company is to satisfy this claim by providing the disposal of materials at its Arvin facility, at cost.
The agreement further specifies that the creditor shall pay the Company for its actual direct costs not including depreciation, debt service expenses, overhead, and other administrative expenses.  The liability is then reduced by the difference between the market rate and the Company's actual costs.  There is no limitation on time as to when this claim must be satisfied.  At August 31, 1996, management reversed the $350,000 contingency since it feels that there is a remote possibility of the creditor ever doing business with the Registrant in order to satisfy their residual claim.  This reversal is reported in "Extraordinary Items" in the Consolidated Results of Operations.


                                                            (Continued)

                                  CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

R.COMMITMENTS AND CONTINGENCIES (Continued)
       Secondly, at August 31, 1995, management accrued for a loss contingency totaling almost  $658,000 for claims that may arise against the parent as a result of the VenVirotek Chapter 11 proceeding.  Since VenVirotek's creditors' rights against the parent were not waived in connection with the bankruptcy filing, a charge was recorded to "Extraordinary Items" in the Consolidated Results of Operations for these claims.  At August 31,
1996, this $658,000 was reclassified from "Contingent Liabilities" to "Liabilities Subject to Compromise" in the
Consolidated Balance Sheets.
       The Company conducts some of its operations in leased facilities.  Rent expense for the years ended August
31, 1997, 1996, and 1995 was $32,847, $75,075, and $65,534, respectively.
       At August 31, 1997, minimum rental commitments under capital and non- cancelable operating leases were as follows:
             Year Ending
             August 31,                                           Operating
                  1998                                              $32,000
                  1999                                               25,600
                  2000                                                7,400
                  2001                                                  -
                  2002                                                  -
                Thereafter                                              -
            Minimum lease payments                                  $65,000

       Capital leases totaling $1.6 million, including interest, were reclassified to "Liabilities Subject to
Compromise" at August 31, 1996.  Of the $1.6 million, the Company's major lessor was due $1.3 million in principal and past-due interest charges.  This creditor holds as collateral the stock of the VenVirotek subsidiary along with the Arvin facility equipment and a second right to VenVirotek's receivables.  On September 10, 1996, the Company's Bankruptcy Confirmation restructures this debt into $650,000 of Long-term Obligations under capital leases and at 20% equity interest, or 1.7 million shares of common stock.  The Plan of Reorganization will make this lessor the largest single shareholder.  Additionally, the creditor will receive voting control of the
Registrant if certain net cash flow goals are not within certain time periods.
       At August 31, 1996, the net book value of equipment under capital lease obligations including those included in "Liabilities Subject to Compromise", is $224,312.  Included in depreciation expense are charges related to capital leases.
       Since 1985, the Company has entered into agreements with various officers and employees for periods of two to four years.  The agreements provide for certain annual salaries and a bonus equal to an allocated portion of the Company's annual net earnings.  The employee agreements provide that the employees are not to compete in businesses related to the Company's activities during the employment period and for a period of two years following the termination of the employment contracts.

                                                            (Continued)

PAGE>

                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

S.QUARTERLY HIGHLIGHTS (Unaudited)
       The following table sets forth selected highlights for each of the fiscal quarters during the years ended
August 31, 1996 and 1995 (dollars in thousands, except per-share data):

         First Quarter Ended November 30                                          1997                   1996
            Sales                                                               $  731                $  621
            Gross margin                                                           293                   (50)
            Net income (loss)                                                    5,080                  (354)
            Net income (loss) per common share                                     .60                 $(.05)

         Second Quarter Ended February 28                                        1997                    1996
            Sales                                                              $  126                 $  438
            Gross margin                                                         (307)                   (31)
            Net loss                                                             (571)                  (484)
            Net loss per common share                                           $(.07)                 $(.04)

         Third Quarter Ended May 31                                               1997                  1996
            Sales                                                                 $389                 $ 777
            Gross margin                                                            68                   150
            Net income (loss)                                                      152                  (134)
            Net income (loss) per common share                                    $.02                $ (.02)

         Fourth Quarter Ended August 31                                          1997                   1996
            Sales                                                               $ 756                  $ 493
            Gross margin                                                          130                      25
            Net income (loss)                                                     (45)                     97
            Net income (loss) per common share                                  $(.01)                 $  .01


T.SEGMENT INFORMATION
        The Company operates principally in two industries: processing services for hazardous and special wastes and construction revenues in connection with the underground and above ground storage tank removal and installation business.
        Total revenue by industry includes sales to unaffiliated customers, as reported in the Company's consolidated statements of operations.  Inter-segment sales would be accounted for by recording the sales at a price comparable to that charged to an unrelated party if there had been any.


                                                            (Continued)

                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

T.SEGMENT INFORMATION (Continued)
        In computing operating income (loss)(total revenue less operating and selling, general and administrative expenses), other income (expense) and income taxes have not been added or deducted.  Information about the
Company's operations in different industries is as follows:
                                                                                       Adjustments
                                              Processing                                    and
1997                                           Services          Construction         Eliminations         Consolidated
Sales to customers                               413,446            1,587,851                 -               2,001,297
Inter-segment sales                                 -                    -                    -                    -
Operating loss                                  (201,589)            (351,703)                -                (553,292)
Depreciation                                     213,436                7,971                 -                 221,407
Capital expenditures                                -                    -                    -                    -
Identifiable assets                              119,264              756,341                 -                 875,605
Excess of cost over fair
   value of net assets acquired                     -                 139,801                 -                 139,801

1996

Sales to customers                             1,611,085              717,539                 -               2,328,624
Inter-segment sales                                 -                    -                    -                    -
Operating loss                                  (533,220)            (148,562)                -                (681,782)
Depreciation                                     325,593                7,971                 -                 333,564
Capital expenditures                                -                    -                    -                    -
Identifiable assets                              497,601              153,287                 -                 650,888
Excess of cost over fair
   value of net assets acquired                     -                 152,819                 -                 152,819

Sales to major customers are as follows:

                                            Governmental
                                              Agencies              Customer A              Customer B           Customer C
              1997
              Processing                             -0-              $335,000
              Construction                           -0-              $442,000                $254,000             $181,000

              1996

              Processing                        $667,000              $407,000                $337,000             $307,000



                                                            (Continued)

                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                                            (Continued)

U.SUBSEQUENT EVENTS
              On September 30, 1997, the U.S. Bankruptcy Court Eastern District of Louisiana dismissed
VenVirotek's, the Company's subsidiary, petition for relief under the Chapter 11 proceedings for failure to file a motion for final decree.  Due to the Company's severe financial problems, it was unable to comply with the
VenVirotek's Reorganization Plan.
              On November 7, 1997, the Company entered into an Agreement to sell all the assets and certain liabilities of its subsidiary, Atlantic Petroleum Technologies of Louisiana, Inc. to Primary Systems, LLC.  This
Agreement for purchase of assets was entered into pending shareholder approval.




                                  CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                   SCHEDULE V - PROPERTY, PLANT AND EQUIPMENT


          Column A                             Column B               Column C         Column D             Column F
                                              Balance at                                                    Balance at
                                               Beginning             Additions                               End
        Classification                          Of Year               At Cost         Retirements         Of Year
Year Ended August 31, 1997

Transportation equipment                    $     42,449         $       5,500        $      -          $    47,949
Machinery and equipment                        1,192,199                  -                  -            1,192,199
Fixed processing facility                      1,954,733                  -                  -            1,954,733
                                             $ 3,198,381           $     5,500         $     -          $ 3,194,880

Year Ended August 31, 1996

Transportation equipment                    $     42,449        $         -        $         -           $   42,449
Machinery and equipment                        1,527,781                  -               335,582         1,192,199
Fixed processing facility                      2,589,900                  -               635,167         1,954,733

                                             $ 4,160,130         $        -           $   970,749        $ 3,189,381


Year Ended August 31, 1995

Transportation equipment                   $      41,142           $    17,513       $     16,206       $         -         42,449
Machinery and equipment                        1,515,649                12,132               -                    -      1,527,781
Leasehold improvements                             3,434                  -                 3,434                 -
Fixed processing facility                      2,589,900                  -                  -                    -      2,589,900

                                             $ 4,150,125            $   29,645         $   19,640       $         -    $ 4,160,130



                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    SCHEDULE VI - ACCUMULATED DEPRECIATION AND AMORTIZATION OF
                                    PROPERTY, PLANT AND EQUIPMENT


          Column A                             Column B               Column C           Column D         Column F
                                              Balance at                                                  Balance at
                                               Beginning             Additions                              End
        Classification                          Of Year               At Cost            Retirements       of Year
Year Ended August 31, 1997
Transportation equipment                    $     23,512          $      9,576        $      -             $     33,088
Machinery and equipment                          960,866               195,240               -                1,156,106
Fixed processing facility                      1,971,924                17,189               -                1,989,113
                                             $ 2,956,302           $   222,005        $      -             $ 3,178,307


Year Ended August 31, 1996
Transportation equipment                    $     14,724          $      8,788      $        -             $     23,512
Machinery and equipment                        1,210,325                86,123            335,582               960,866
Fixed processing facility                      2,368,438               238,653            635,167             1,971,924
                                              $3,593,487            $  333,564         $  970,749          $  2,956,302


Year Ended August 31, 1995
Transportation equipment                    $     27,160          $      3,770        $    16,206          $    14,724
Machinery and equipment                        1,029,018               181,307               -               1,210,325
Leasehold improvements                             3,300                   134              3,434
Fixed processing facility                      1,820,379               548,059               -               2,368,438
                                             $ 2,879,857           $   733,270        $    19,640          $ 3,593,487






                                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

               SCHEDULE VIII - VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

          Column A                             Column B             Column C           Column D                Column E
                                                                    Additions
                                              Balance at            Charged to                         Balance at
                                               Beginning             Costs and                            End
   Classification                               Of Year              Expenses          Deductions       Of Year
Year Ended August 31, 1997

Accumulated amortization:
   Patents and trademarks                     $  286,453          $        720        $      -         $  287,173
   Organization costs                             10,323                  -                  -             10,323
   Franchise license                             100,002                  -                  -            100,002
   Excess of costs over fair value
       of net assets acquired                  1,383,804                 8,114               -           1,391,918
Allowance for uncollectible amounts                6,555                73,943               (6,607)        73,891
Complete valuation allowance-
   deferred tax assets                         4,685,000                  -              (1,778,000)     2,907,000
                                              $6,472,137            $   82,777          $(1,784,607)    $4,770,307


Year Ended August 31, 1996

Accumulated amortization:
Patents and trademarks                        $  285,733          $        720        $      -         $   286,453
   Organization costs                             10,323                  -                  -              10,323
   Franchise license                             100,002                  -                  -             100,002
   Excess of costs over fair value
of net assets acquired                         1,375,690                 8,114               -           1,383,804
Allowance for uncollectible amounts               38,552                 1,505             33,502            6,555
Complete valuation allowance-
deferred tax assets                            4,309,000                  -              (376,000)       4,685,000
                                              $6,119,300            $   10,339          $(342,498)      $6,472,137


Year Ended August 31, 1995

Accumulated amortization:
   Patents and trademarks                     $  285,013           $       720        $      -        $    285,733
   Organization costs                             10,323                  -                  -              10,323
   Franchise license                             100,002                  -                  -             100,002
   Excess of costs over fair value
       of net assets acquired                  1,374,337                 1,353               -           1,375,690
Allowance for uncollectible amounts              449,751                10,062          421,261             38,552
Complete valuation allowance-
   deferred tax assets                         4,397,000                  -              88,000          4,309,000
                                              $6,616,426            $   12,135       $  509,261         $6,119,300


                                  CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                       SCHEDULE IX - SHORT-TERM BORROWINGS


          Column A                         Column B           Column C     Column D                Column E         Column F
                                                                           Maximum                 Average         Weighted
                                                               Weighted     Amount                  Amount         Average
                                                               Average   Outstanding             Outstanding     Interest
Category of Aggregate                     Balance at        Interest     During the              During the     During the
Short-Term Borrowings                     End of Year        Rate          Year                    Year             Year
Year Ended August 31, 1997

Notes payable to banks                  $         -                -  %        $         -             $         -          8.00%

Year Ended August 31, 1996

Notes payable to banks                  $         -                -  %        $         -             $        -             - %

Year Ended August 31, 1995

Notes payable to banks                  $         -                -  %        $         -             $        -             - %









                      SCHEDULE X - SUPPLEMENTARY INCOME STATEMENT INFORMATION



           Column A                                                           Column B
                                                                         Charged to Cost and Expenses
                                                                          Year Ended August 31,
                                                               1997               1996              1995
Maintenance and repairs                                       $  8,359           $ 35,336          $ 27,622

Amortization of deferred expenses                             $  8,272           $ 20,447          $ 43,285


                                         SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto, in Metairie, Louisiana on the 26th day of November 1997.

                                        CHEMFIX TECHNOLOGIES, INC.

                                     By:
                                        David L. Donaldson
                                        President and
                                        Chief Executive Officer

       Pursuant to the requirements of the Secutity Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in capacities and on the date indicated.

       Signature                    Title                          Date
Principal Executive Officer:

                              President and
David L. Donaldson            Chief Executive Officer       November 26, 1997

Principal Financial Officer:

David L. Donaldson            Chief Fiancial Officer        November 26, 1997

Additional Directors:

                              President, Chief Executive
David L. Donaldson            Officer and Director          November 26, 1997

Lawrence F. McLaughlin        Director                      November 26, 1997

Moon Landrieu                 Director                      November 26, 1997

Steve N. Siegler              Director                      November 26, 1997

Stephen M. Pickens            Director                      November 26, 1997





                                                            EXHIBITS
         The following exhibits are filed herewith unless otherwise indicated:

Exhibit
Number                          Description
2.         Press Release of November 12, 1993 announcing Registrant's and American Ecology Corporation's signing of Letter of Intent by which American Ecology Corporation would purchase the Registrant.
           (Exhibit filed on Registrant's Form 8-K dated November 18, 1993.)
2.1        Registrant's subsidiary, VenVirotek, Plan of Reorganization, Immaterial Modification to Plan of
           Reorganization of VenVirotek, and Disclosure Statement. (Exhibits filed on Registrant's Form 8-K dated
           November 3, 1994.)
3.4a       Certificate of Incorporation, as amended.*
3.5        By-Laws.*
3.5a       Amendment to By-Laws.*
3.5b       Amendment to By-Laws.*
4.3        Revised form of Common Stock Certificate.*
10.14      Agreement of Lease covering premises at 2424 Edenborn Ave., Metairie, LA  70002.*
10.15      Agreement of Lease for Environmental Industrial Research Associates, Inc. covering premises at 161
           James Drive West, St. Rose, LA  70087.*
10.16      Agreement of Lease for VenVirotek covering premises at 1536 Eastman Avenue, Ventura, CA  93003.*
10.21a     Agreement for Bailard Chemfix Operation between Ventura Regional Sanitation District and VenVirotek dated November 16, 1989.*
10.26      Contract between U. S. Environmental Protection Agency and
           Environmental Industrial Research Associates, Inc. dated July 1, 1987.*
10.26a     Modification No. 6 to EPA Contract dated May 1, 1989.*
10.26b     Modification No. 7 to EPA Contract dated July 6, 1989.*
10.27b     Agreement between Tennessee Gas Pipeline Company and Houma Fluid Services, Inc. dated December
           18, 1989 for oil and miscellaneous condensate disposal services.*
10.29      Agreement between Chem-Met Services, Inc. and Chemfix Technologies, Inc. dated June 23, 1988, to process wastes.*
10.30      Agreement for Treatment of Sewage Sludge between Greater Lawrence Sanitary District and Chemfix of Massachusetts, Inc. dated August 19, 1988.*
10.31      Naturite Purchase Option Agreement between Chemfix Technologies, Inc. and National Environmental
           Controls, Inc. dated November 30, 1988.*
10.32      Licensing Agreement between Chemfix Technologies, Inc. and Kwan Enterprises, Inc. dated March 30,
           1989.*
10.32a     Licensing Fee Agreement between Chemfix Technologies, Inc. and Kwan Enterprises, Inc. dated March
           30, 1989.*
10.32b     Service Mark Agreement between Chemfix Technologies, Inc. and Kwan Enterprises, Inc. dated March
           30, 1989.*
10.32d     Subcontract Agreement between Chemfix Technologies, Inc. and Kwan Enterprises, Inc. dated April 12,
           1989.*
10.34      Joint Venture and Option Agreement between Air & Water Technologies Corporation and Chemfix
           Technologies, Inc. dated September 1, 1989.*
10.35      Service Agreement between Water Pollution Control Authority of The City of New Haven, Connecticut
           and Renewable Earth Products of Connecticut dated January 18, 1990, for treatment of municipal wastewater sludge.*

                       EXHIBITS (Continued)
Exhibit
Number                          Description
10.36      Agreement for Fixation of Ash between Waste-Tech Services, Inc. and Chemfix Environmental Services,
           Inc. dated January 25, 1990.*
10.37      Agreement between Chemfix Technologies, Inc. and Central Contra Costa Sanitary District dated March
           9, 1990, for Lease of Equipment, Services & Purchase of Equipment for Sewage Sludge Ash Treatment.*
10.38      Lease Agreement between Richardson's Farms, Inc. and Chemfix of Massachusetts, Inc., dated June 1,
           1990, for office space in Middleton, Massachusetts.*
10.39      Partnership Agreement between Organic Resources Management Corporation and Chemfix Municipal
           Ventures, Inc. dated January 18, 1990, forming Renewable Earth Products of Connecticut.*
10.40      Purchase Contract between Occidental Chemical Corporation and Chemfix Technologies, Inc. dated
           December 1, 1989.*
10.41      Securities Purchase Agreement between Chemfix Technologies, Inc. and Linc Scientific Leasing, a
           Division of Scientific Leasing, Inc. dated March 6, 1990.*
10.42a     Proposed Exclusion, 54FR30406.*
10.44      Patent Licensing Agreement between Tulane Medical Center of Tulane University and Chemfix
           Technologies, Inc. dated January 6, 1987.*
10.45      Patent Licensing Agreement between Tulane Medical Center of Tulane University and Chemfix
           Technologies, Inc. dated March 3, 1988.*
10.46      Agreement between AgOrganic, Inc. and Chemfix Technologies, Inc. dated September 20, 1988.*
10.46a     Modification to Agreement dated 9/20/88.*
10.47      Agreement between South Essex Sewerage District and Enpro Services, Inc./Chemfix Technologies, Inc.,
           a joint venture, dated June 28, 1991.  (Exhibit 10.47 to Registrant's report on Form 10-K for the year ended 8/31/92.)**
10.48      Agreement for Lease between County of Kern, California and VenVirotek, a California Corporation,
           dated June 25, 1991.  (Exhibit 10.48 to Registrant's report on Form 10-K for the year ended 8/31/92.)**
10.49      Purchase Agreement and Escrow Instructions between Charter Evaporation Resource Recovery Systems and VenVirotek dated February 12, 1991.  (Exhibit 10.49 to Registrant's report on Form 10-K for the year ended 8/31/92.)**
10.49a     Plan of Reorganization between VenVirotek and Tom E. Charter; William E. Charter, Sr.; Bill E.
           Charter, Jr.; Perry T. Charter; and H. Richard Charter dated February 20, 1991.  (Exhibit 10.49a to
           Registrant's report on Form 10-K for the year ended 8/31/92.)**
10.50      Agreement for Royalties, Easements and Covenants, Conditions and Restrictions between Charter
           Evaporation Resource Recovery Systems and Tom E. Charter; William E. Charter, Sr.; Bill E. Charter,
           Jr.; Perry T. Charter; and H. Richard Charter dated February 12, 1991.  (Exhibit 10.50 to Registrant's report on Form 10-K for the year ended 8/31/92.)**
10.51      Agreement between Charter Evaporation Resource Recovery Systems and County of Colusa, California
           for the Exclusive Right to Operate a Nonhazardous Waste Treatment Facility in Colusa County dated
           August 20, 1991.  (Exhibit 10.51 to Registrant's report on Form 10-K for the year ended 8/31/92.)**
10.52      Lease Agreement with Three Lakeway Center covering premises at 3838 North Causeway Blvd,
           Metairie, Louisiana  70002 dated August 1, 1991.  (Exhibit 10.52 to Registrant's report on Form 10-K for the year ended 8/31/92.)**
10.53      Asset Purchase Agreement between APBI Environmental Sciences Group, Inc., Environmental Industrial
           Research Associates, Inc. and the Registrant dated February 14, 1994. (Exhibit filed on Registrant's
           Form 8-K dated February 22, 1994.)
10.54      Compromise Settlement and Release Agreement dated August 3, 1994 between Air & Water
           Technologies Corporation and the Registrant. (Exhibit filed on Registrant's Form 8-K dated August 11,
           1994.)


                                     EXHIBITS (Continued)
Exhibit
Number                          Description
10.55      Stock Purchase Agreement of the Registrant's subsidiary, VenVirotek of Louisiana, Inc., between
           Registrant and Phoenix Environmental, Inc dated July 29, 1994 and Agreement between Registrant and
           First Louisiana Business and Industrial Development Corporation dated August 3, 1994. (Exhibit filed on Registrant's Form 8-K dated August 17, 1994.)
11         Statement of Income (loss) Per Common Share included herein on Page E-4.
17         Daniel N. Silverman, Jr., Letter of Resignation. (Exhibit filed on Registrant's Form 8-K filed 10/8/91.)
17.1       Daniel N. Silverman, III, Letter of Resignation. (Exhibit filed on Registrant's Form 8-K's dated March
           22, 1994 and August 1, 1994.)
17.2       Allen Gold, Letter of Resignation. (Exhibit filed on Registrant's Form 8-K dated April 11, 1994.)
21         Stipulation of Dismissal in Dano Resources Recovery, Inc. vs. Chemfix Technologies, Inc. C.A. No.
           9155-84. (Exhibit filed on Registrant's Form 8-K filed 5/19/92.)
21a        Indictment--United States of America vs. Environmental Industrial Research Associates, Inc. (Exhibit
           filed on Registrant's Form 8-K filed 12/4/91.)
22         Subsidiaries of the Registrant included herein on Page E-5.
28.1       Report entitled "The Potential of Chemfix Treated Sewage Sludge for Land Application as a
           Lime of Nitrogen Source - Phase 1."*
28.3       Report entitled "Results From The Chemfix Treatment of Hyperion Municipal Sludge" prepared by
           Departments of Environment Health Sciences and Tropical Medicine, Tulane University dated November
           13, 1989.*
28.4       Report entitled "Assessment of the Enhancement of Pathogen Inactivation by the Addition of Ammonium
           Salts to the Chemfix Process" prepared by Department of Environment Health Sciences and Tropical
           Medicine, Tulane University Medical Center dated June, 1990.*
28.5       401(k) Plan.*
28.6       Incentive Stock Option Plan.*
28.7       Equipment Lease Agreement with Rider #1 and #2, Equipment Schedule, Security Agreement, UCC
           Filing with State of Louisiana and Notice of Assignment between Ally Capital Corp and Registrant.
           (Exhibit filed on Registrant's Form 8-K filed August 17, 1993.)




     *     Documents which have been previously filed with the Securities and Exchange Commission as part of the Registration Statement on Form S-1, File No. 2-73269, and the Registration Statement on Form S-1,
           File No.2-85868, and any amendments thereto.

     **    Incorporated by reference to the indicated exhibit and document.
