Form 10-Q
period 1997-11-30
CHEMFIX TECHNOLOGIES INC
filed 1998-02-13
CIK 354278

Form 10-Q

                        SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549


        (Mark One)
(X)     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended           November 30, 1997

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

3500 North Causeway Boulevard, Suite 1280, Metairie, Louisiana 70002
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

                                       Yes  X   No

Indicated the number of shares outstanding of each of the issuer's classes of common stock, as of November 30, 1997.

Common Stock, $0.01 par value                           6,825,855
              Class                                    Number of Shares
                                                         Outstanding

                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                     I N D E X


                                                                      Page

Part I.    Financial Information

           Item 1.  Financial Statements

                    Consolidated Balance Sheets -                    3 -  4
                    November 30, 1997 and August 31, 1997

                    Consolidated Statements of Operations -          5
                      Three Months Ended November 30, 1997
                      and November 30, 1996

                    Consolidated Statements of Cash Flow -           6
                      Three Months Ended November 30, 1997
                      and November 30, 1996

                    Notes to Consolidated Financial Statements       7 - 13


           Item 2.  Management's Discussion and Analysis            14 - 16
                      of Financial Condition and Results
                      of Operations


Part II.   Other Information

           Item 3.  Defaults by the Company on its
                      Senior Securities                             17

           Item 4.  Submission of Matters to Vote of
                      Security Holders                              17

           Item 6.  Exhibits and Reports on Form 8-K                17

           Signatures                                               18

                     CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                    (Unaudited)      (Unaudited)
                                                    November 30,      August 31,
                                                       1997             1997
        ASSETS

CURRENT ASSETS:
   Cash and cash equivalents                        $     6,145      $   107,005
   Restricted cash                                       24,900           24,900
   Accounts receivable:
     Trade receivables                                   54,340          210,078
     Other receivables                                   10,488            5,235
     Construction in progress                           207,865          122,513
   Total receivables, less allowance
     for uncollectible amounts of $73,634
     at November 30, 1997 and $73,891
     at August 31, 1997                                 272,693          337,826

   Prepaid expenses                                      11,988           11,565


        TOTAL CURRENT ASSETS                            315,726          481,296

PROPERTY, PLANT AND EQUIPMENT:
   Transportation equipment                              47,949           47,949
   Machinery and equipment                            1,192,196        1,192,196
   Fixed processing facilities                        1,954,735        1,954,735

                                                      3,194,880        3,194,880

   Less accumulated depreciation
     and amortization                                (3,184,578)     (3,182,127)

                                                         10,302           12,753

OTHER ASSETS:
   Excess of cost over fair value of
     net assets acquired                                137,841          139,801
   Deposits and other                                    19,412           19,592

                                                        157,253          159,393

                                                    $   483,281      $   653,442



                   (See Notes to Consolidated Financial Statements)

                       CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                              CONSOLIDATED BALANCE SHEETS


                                                    (Unaudited)      (Unaudited)
                                                    November 30,      August 31,
                                                       1997             1997
        LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
   Accounts payable, trade                          $ 1,920,195     $   660,961
   Other accrued liabilities                            431,784         428,257
   Excess billings over costs                            60,000           4,000
   Current maturities of long-term debt                 490,035         873,596
   Current obligations under capital leases             650,000         650,000

        TOTAL CURRENT LIABILITIES                     3,552,014       2,616,814

LIABILITIES SUBJECT TO COMPROMISE                          -               -

LONG-TERM DEBT, less current maturities                 110,949         146,907

LONG-TERM OBLIGATIONS under capital leases,
   less current maturities                                 -               -

COMMITMENTS AND CONTINGENCIES                              -               -

STOCKHOLDER'S EQUITY (DEFICIENCY IN ASSETS):
   Convertible Preferred stock, authorized
     650,000 shares of $1 stated value, issued
     and outstanding                                    639,108         639,108
   Common stock, authorized, 16,000,000 shares
     of $.01 par value, issued 8,790,895 at
     November 30, 1997 and August 31, 1997               87,909          87,909
   Additional contributed capital                    13,697,904      13,697,904
   Accumulated deficit                              (17,598,677)    (16,529,274)

   SUBTOTAL                                          (3,173,756)     (2,104,353)

   LESS: Treasury stock at cost, 2,118,426
         shares at November 30, 1997 and
         August 31, 1997                                 (5,926)       ( 5,926)
                                                     (3,179,682)    (2,110,279)

                                                    $   483,281    $   653,442



                   (See Notes to Consolidated Financial Statements)

                       CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                      (Unaudited)

                                                         Three Months Ended
                                                   November 30,  November 30,
                                                      1997            1996
REVENUES:
   Processing service fees                          $      -        $   413,446
   Construction revenues                                486,344         317,869
                                                        486,344         731,315

OPERATING EXPENSES:
   Processing service costs                               3,256         209,110
   Construction costs                                   409,357         228,676
   Selling, general and administrative:
        Processing                                          853          20,507
        Construction                                     88,516          85,081
        Corporate                                        67,035         109,510
                                                        569,017         652,884

OPERATING INCOME (LOSS)                                 (82,673)         78,431

OTHER INCOME (EXPENSE)
   Interest income                                          225              45
   Interest expense                                     (18,044)        (29,230)
   Other, net                                           (20,655)        (11,787)
                                                        (38,474)        (40,972)
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES                      (121,147)         37,459

INCOME TAX BENEFIT                                         -               -

NET INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE EXTRAORDINARY ITEMS               (121,147)         37,459

EXTRAORDINARY ITEMS (NOTE G)                           (948,256)      5,042,851

NET INCOME (LOSS)                                    (1,069,403)      5,080,310

NET INCOME (LOSS) AVAILABLE TO
   COMMON STOCKHOLDERS                              $(1,069,403)    $ 5,080,310

NET INCOME (LOSS) PER COMMON SHARE
   Continuing                                       $     (0.02)    $      -
   Extraordinary items                              $     (0.14)    $      0.60

NET INCOME (LOSS) PER COMMON SHARE
   Primary and fully diluted                        $     (0.16)    $      0.60


                   (See Notes to Consolidated Financial Statements)



                       CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF CASH FLOW
                                      (Unaudited)
[CAPTION]
                                                         Three Months Ended
                                                    November 30,   November 30,
                                                        1997             1996

[S]                                                    [C]             [C]

OPERATING ACTIVITIES:
  Net income (loss)                                 $(1,069,403)    $ 5,080,310
  Adjustments to reconcile net income (loss)
      Debt relinquishment (reversal)                    948,256      (5,042,851)
      Adjustment for treasury stock                        -             11,978
      Depreciation and amortization of
        property and equipment                            2,451          21,199
      Loss (gain)on sale of accounts
        receivable, trade                                20,655          11,787
      Provision for bad debts                              (256)           -
      Amortization of deferred contract costs              -              1,035
      Amortization of patent rights                         180             180
      Amortization of goodwill                            1,960           2,028
      Changes in operating assets and liabilities
          net of effect of acquisitions:
        Accounts receivable, trade                     (244,082)       (581,158)
        Other receivables                               (90,605)         (9,606)
        Prepaid expenses                                   (415)         40,296
        Accounts payable, trade and other              (106,443)        137,103
        Other accrued liabilities                         3,520          10,314
        Excess billings over costs                       56,000         (21,898)
[S]
NET CASH PROVIDED BY OPERATING ACTIVITIES              (478,182)       (339,283)

INVESTING ACTIVITIES:                                      -               -

NET CASH USED IN INVESTING ACTIVITIES                      -               -


                                (Continued)

                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

FINANCING ACTIVITIES:
  Proceeds from trade receivables                       379,421         321,389
  Principal payments on capital lease obligations          -             (1,715)
  Principal payments on long-term debt                   (2,099)         (2,000)

NET CASH PROVIDED BY (USED IN)
  FINANCING ACTIVITIES                                  377,322         317,674

NET DECREASE IN CASH                                   (100,860)        (21,609)

CASH AND SHORT TERM INVESTMENTS
  AT BEGINNING OF YEAR                                  107,005          36,726

CASH AND SHORT TERM INVESTMENTS
  AT END OF QUARTER                                 $     6,145     $    15,117

SUPPLEMENTAL DISCLOSURE:
  Interest paid                                     $       429     $     1,099

  Income taxes paid                                 $      -        $      -

                   (See Notes to Consolidated Financial Statements)

                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)
NOTE A - RESTRICTED CASH

     At November 30, 1997 and August 31, 1997, the Company has cash which is restricted by the terms of certain contracts or regulatory agencies.

NOTE B - NOTES PAYABLE AND LONG-TERM DEBT

     On November 12, 1997, the Company entered into an agreement whereby it sells its subsidiaries' accounts receivable to a factor. The factor's fees are 2% per month of gross receivables. The actual fee will vary depending on the timing of collections. The Company previously had a factor agreement in place where fees varied from 1.5% to 9% In the first three months of fiscal 1998, the Company received $379,000 from sales of receivables to the two factors.
"Trade Receivables" are shown in the Consolidated Balance Sheets net of the $163,000 liability due the factor at November 30, 1997. For fiscal 1997, the Company received $981,000 from sales of receivables to the factor and had a liability due the factor of $177,000 at August 31, 1997.

     Details of notes payable and long-term debt at November 30, 1997 and at August 31, 1997 are as follows:

                                                        Nov. 30,     August 31,
                                                          1997           1997
     Description

     Notes payable to VenVirotek Class 2 tax
     liability claims; interest at 7%; quarterly
     payments of $3,318 beginning Dec. 18,
     1995; maturing on Sept. 18, 2001.                       -            64,569

     Notes payable to VenVirotek Class 3
     claims; unsecured creditors owed $1,000
     and less; quarterly payments of $10,000;
     no interest; maturing June 18, 1996.                    -            25,458

     Note payable to VenVirotek Class 6 claim
     payable over one year.                                  -               755

     Notes payable to VenVirotek Class 7
     claims; unsecured creditors owed more
     than $1,000; interest rate 8%; monthly
     payments of $8,955 beginning Sept. 18,
     1995 and maturing Aug. 18, 2000.                        -           441,647

     Notes payable to VenVirotek Class 9
     municipality claim; $1,500 month Sept.
     18, 1995 to Jan. 18, 1996, then $500 to
     Sept. 18, 1996; no interest.                            -             7,000


                                    (Continued)

                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE B - NOTES PAYABLE AND LONG-TERM DEBT  (Continued)

                                                        Nov. 30,     August 31,
                                                          1997           1997
     Description

     Note payable to VenVirotek Class 10
     municipality claim; gross amount due
     $197,233; imputed interest rate 7%;
     monthly payments $4,109 beginning Sept.
     18, 1995 maturing Aug. 18, 1999.                        -          168,485

     Notes payable to Chemfix Technologies, Inc.
     Class 2 tax claims; interest at 7%;
     quarterly payments of $2,157 beginning
     May 21, 1997, maturing Feb. 13, 2003                  36,662        38,761

     Note payable to Chemfix Technologies, Inc.
     Class 4 claim; interest at 10.25%;
     monthly payments of $214 beginning
     Nov. 18, 1996, maturing Oct. 18, 2001.                 9,872         9,872

     Note payable to Ally Capital Corporation;
     interest at 12% and principal due on earlier
     of December 15, 1997 or borrower receiving
     a minimum of $2,000,000 of external financing.        20,000        20,000

     Note payable to Ally Capital Corporation;
     pledged 845,000 shares of Chemfix common stock;
     upon payment of the note, Ally will return
     422,500 shares of common stock, no interest due.      50,000        50,000

     Note payable to Ally Capital Corporation;
     principal payable on demand, interest at 10%
     on unpaid balance beginning Nov. 1997.                60,000        60,000

     Note payable to APT over a period no shorter
     than 3 years plus interest.                          115,450       133,956

     Note payable to corporation; interest at
     10%; monthly payments $62,262 until maturity          84,000           -

     Note payable to individual unsecured,
     interest at 7%; monthly payments of
     $5,000 beginning April 1994 maturity
     March 1997                                           225,000            -
                                                          600,984     1,020,503
     Less principal payments due within one year.        (490,035)     (873,596)

                                                      $   110,949    $  146,907

                                    (Continued)

                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE B - NOTES PAYABLE AND LONG-TERM DEBT  (Continued)
     Long-term debt outstanding at Nov. 30, 1997 matures as follows:

     Year Ending
     1998        $   490,035
     1999             44,635
     2000             49,092
     2001              7,954
     2002              8,121
     Thereafter        1,147
                 $ 1,020,503


     The Company filed a Chapter 11 Bankruptcy Plan of Reorganization for its
VenVirotek subsidiary on October 26, 1994.  The filing was made in the United
States Bankruptcy Court for the Eastern District of Louisiana, Case
No. 94-13614. On May 15, 1995, VenVirotek's Plan was confirmed, thereby emerging it from bankruptcy. In accordance with its debt restructuring plan, the first payments were due and paid on September 18, 1995. Due to the Company's financial condition, it has been unable to pay any subsequent payments. On September 24, 1997, a hearing was held in the United States Bankruptcy Court, Eastern District of Louisiana for
VenVirotek"s failure to file a motion for final decree. On September 30, 1997, it was ordered that the voluntary petition for relief filed by VenVirotek under Chapter 11 Bankruptcy Code be dismissed. Consequently, all the long-term debt associated with VenVirotek's
Reorganization Plan is reclassified as short-term debt under accounts payable.

        In connection with the purchase of Atlantic Petroleum Technologies, Inc.'s (APT) assets on July 7, 1995, the Company entered into a reimbursement agreement with APT in satisfaction of an IRS settlement up to, but not exceeding, $134,700, provided that such amount shall be reduced by any payments made to APT for obligations it owed prior to the closing date. To date, $19,250 of such payments were made, thereby reducing the reimbursement agreement to $115,450. The agreement further states that the repayment schedule cannot be shorter than equal monthly payments of principal plus interest over three years. Management anticipates a definitive agreement to be settled in the remaining nine months of fiscal 1998. Accordingly, the short-term and long-term portion of this debt is based on this information using an estimated rate of interest.

NOTE C - INCOME TAXES
        The Company accounts for income taxes in accordance with the provisions ofStatement of Financial Accounting Standards No. 109 - "Accounting for
Income Taxes" issued in February 1992. This standard requires, among other things, recognition of future tax benefits, measured by enacted tax rates, attributable to deductible temporary differences between financial statement and income tax bases of assets and liabilities, and net operating loss, tax credit and alternative minimum tax carryforwards to the extent that realization of such benefits is more likely than not to occur.
                                    (Continued)

                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE C - INCOME TAXES (Continued)
       Management feels that since the Company has been operating under working capital deficits and net losses, that the deferred tax assets are not "more likely than not" to be realized in the foreseeable future. Therefore, a valuation allowance for such assets has been provided with the deferred tax asset/liability being fully reserved. As a result, there has been no effect to the financial statements for fiscal 1998 or 1997.

       The provision for federal income taxes consist of the following:

                                                   Three Months Ended
                                              November 30,     November 30,
                                                  1997             1996
   Current                                    $        ---    $        ---
   Deferred                                            ---             ---
                                              $        ---    $        ---

     A reconciliation between the amount of reported income taxes and the amount computed by multiplying the income (loss) before income taxes by the statutory federal rates for the three months ended November 30 is as follows:
                                                  Three Months Ended
                                              November 30,  November 30,
                                                  1997          1996


Income taxes (benefit) at statutory federal
   rate of 34%                                $ (363,597)   $ 1,727,305
Increases (reductions) in taxes resulting
   from:
     Change in valuation allowance               362,867     (1,707,705)
     Non-deductible expenses                         730          1,400
     Other items, net                               -           (21,000)

     INCOME TAX (BENEFIT) EXPENSE             $     -       $       ---

        Deferred income taxes consist of future tax benefits attributable to:

                                             November 30,  November 30,
                                                  1997         1996
        Assets (Liabilities)

   Federal net operating loss carryforwards   $2,161,000    $1,882,000
   State net operating loss carryforwards         76,000       179,000
   Tax credit carryforwards                      178,000       189,000
   Alternative minimum tax carryforwards          53,000        53,000
   Capital loss carryforwards                    200,000         -
   Non-deductible reserves                       216,000       200,000
   Depreciation                                  140,000       259,000
        Total                                  2,863,800     2,762,000

        Less valuation allowance              (2,863,800)   (2,762,000)

        Net Deferred Tax Assets               $      ---    $      ---

                                    (Continued)


                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)

NOTE C - INCOME TAXES, Continued
        As of November 30, 1997, the Company has, for tax purposes, a net operating loss carryforward of approximately $6.4 million expiring between 2001 and 2013 and approximately $178,000 of tax credit carryforwards expiring between 1998 and 2002. Additionally, the Company has a $53,000 alternative minimum tax credit available to offset future income taxes subject to certain limitations. Due to the dismissal of the VenVirotek Chapter 11 bankruptcy proceeding, the total asset and valuation allowance increased by the amount of debt reversal at applicable tax rates. This footnote is an estimate based on information currently available.

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




                                    (Continued)

                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)


NOTE E - COMMON STOCK AND CONVERTIBLE PREFERRED STOCK
       In accordance with the Registrant's Plan of Reorganization, existing shareholders received one share of common stock for every ten shares held. In addition, creditors received one share of common stock for $3.00 of debt, or one share of convertible preferred stock for $4.00 of debt.

NOTE F - OTHER TRANSACTIONS
       The Registrant's confirmed Chapter 11 Plan of Reorganization on
September 10, 1996 enabled the Registrant to restructure part of its $924,000 leases payable plus $394,000 of accrued interest into $650,000 of leases payable at 10.25%, with principal payments varying over the next five years until fully paid, and a $10,000 note payable at 10.25% also maturing in five years. For the forgiveness of debt, the lessor also received 20% of the outstanding stock, approximately 1.7 million shares, of the newly organized Company. This creditor holds as collateral the stock of the VenVirotek subsidiary, the equipment at the VenVirotek facility, and a second right on its receivables.
In February 1997, Ally Capital placed VenVirotek in default for non-payment of the leases payable. Consequently, Ally is pursuing options to sell the equipment at VenVirotek's idled California processing facility.
       During 1990, the Company entered into an agreement with a supplier of raw materials used in its production process, whereby the Company would purchase specified quantities of the raw materials, as needed in production, from this supplier through fiscal year 2000 in exchange for Series C Preferred Stock up to $2 million. As of August 31, 1996, the Company had issued 18,000 of Series C Preferred Stock out of 20,000 shares to be issued under the terms of the agreement. Beginning in fiscal 1994, the supplier required cash-on-delivery terms with the Company and would no longer exchange raw material for stock. Dividends declared and unpaid on the redeemable preferred stock were $548,541 at August 31, 1996. In addition to the dividends and redeemable preferred stock, the creditor was also owed approximately $208,000 in trade debt for a total due this creditor of $2.6 million. In accordance with the Registrant's confirmed Plan of Reorganization, this creditor subsequently elected to receive one share of convertible preferred stock for $4.00 of debt. Each share of convertible preferred stock is convertible into one share of common stock at a rate of 20% per year and will be paid a dividend of 4% per year payable quarterly in kind beginning in October 1997. The first issuance of stock of 153,386 shares was issued to this creditor on November 20, 1997.
      On April 3, 1997, the Company entered into a $100,000 Guarantee and Loan
Agreement with Ally Capital (Ally) whereby Ally loaned the Company $50,000 for working capital and pledged an additional $50,000 to the ACSTAR Insurance
Company to secure a $300,000 bonding line for the Company. The Company issued and pledged 1,690,000 shares to Ally Capital as security for the bond line guarantee.


                                    (Continued)

                     CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                    (Unaudited)


NOTE F - OTHER TRANSACTIONS (Continued)
       Additionally, the Company issued and pledged 845,000 shares as collateral for the $50,000 of working capital. When the loan is totally repaid, Ally will return 50% of these shares, or 422,500 shares to the Company, and retain the remaining shares in their account. The 2,112,500 shares of stock pledged to Ally Capital for the $100,000 Guarantee and Loan Agreement would be forfeited to Ally in the event of default.
       In August 1997, Ally loaned the Company $60,000 for working capital.
Monthly interest payments based on 10% per annum of the unpaid principal balance were due to start on November 1997. The Company has been unable to make any of these payments due to its current financial condition.
       On September 17, 1997, the Board of Directors adopted a Resolution to terminate the Company's 401(k) Plan. With only three employees in the Plan, it was decided that the Company could no longer afford to keep the Plan.
       On November 10, 1997, the Company entered into a 120-day agreement with Primary Systems, LLC to factor the receivables of Atlantic Petroleum
Technologies of Louisiana, Inc. (APTL), the Company's primary operating subsidiary. As part of the agreement, the Company is seeking shareholder approval to sell substantially all of the assets of APTL. The Company is currently in the process of preparing a proxy for a Special Shareholders
Meeting for the purpose of securing shareholder approval for this sale. If the asset sale is approved by the shareholders, Management cannot provide any assurances that the Company will be able to continue as an ongoing concern.


NOTE G - EXTRAORDINARY ITEMS
       During the three months of fiscal 1997, the Company recorded extraordinary loss totalling $948,000. This loss was due to the dismissal of the VenVirotek Reorganization Plan in September 1997 thereby reversing previous relinquishment of debt from the previously approved Plan of Reorganization.
Of the $948,000 debt reversal, $639,000 was reclassified from notes payable to accounts payable. The balance totalling $308,000 remained in notes payable.


                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

                 OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


CONSOLIDATED RESULTS OF OPERATIONS

A.   Three Months Ended November 30, 1997 vs. Three Months Ended November 30,
     1996

     Revenues

          Consolidated revenues decreased by $244,971, or 33%, comparing the quarter ended November 30, 1997 to the quarter ended November 30, 1996. The reduction in consolidated revenues is the direct result of the VenVirotek facility being shut down in early December 1996. The current quarter did not contain any processing fee revenues whereas the prior period quarter had $413,000 of revenues associated with processing fees.

          Partially offsetting the loss of processing fee revenues was an increase in construction revenues. Construction revenues increased by $168,475, or 53%, as a result of the Company's construction subsidiary's business increasing substantially over the prior period quarter.

     Cost of Service

          Total processing service costs decreased to $3,250 from $209,111 when comparing the quarters ended November 30, 1997 to the quarter ended November 30,1996. These costs were minimal due to the previously discussed shutdown of the VenVirotek operation in fiscal year 1997.

          For the first quarter of fiscal 1998, construction costs increased to 84% of construction revenues compared to 72% of construction revenues in the first quarter of fiscal year 1997. This increase was primarily due to inefficiencies caused by delays in purchasing materials necessary to complete projects which were caused by a shortage of cash during the first quarter. Management expects the cost of service to be back in its normal range for the second quarter due to the recent completion of a new factor line in November 1997.

     Selling, General and Administrative

          Total selling, general and administrative expense decreased to $156,400 in the first quarter of fiscal year 1998 from $215,000 in the first quarter of fiscal 1997. This decrease is partially due to the reduction in labor and associated costs at the VenVirotek facility. Additionally, corporate selling, general and administrative expenses decreased by $42,000. Consequently, selling, general and administrative expenses were reduced by 27% for the comparative periods.

          Due to the elimination of processing revenues for the quarter, total selling, general and administrative costs as a percentage of revenues were 32%8 for the first quarter of fiscal 1998 as compared to 29% of fiscal 1997.


                                    (Continued)

                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)


CONSOLIDATED RESULTS OF OPERATIONS, (Continued)

A. Three Months Ended November 30, 1997 vs. Three Months Ended November 30, 1996, (Continued)

     Selling, General and Administrative (Continued)

          Total interest expense decreased by $18,000 from $29,000 for the three months ended November 30, 1997 in comparison to the same period last year.
Since the Company has been unable to pay its bankruptcy payments in the first quarter of fiscal 1997 and 1998, most of this interest expense is accrued but not paid.

          Interest income was negligible since the only interest income received is based on the amount held in restricted cash.

          "Other Income (Expense)" in the Consolidated Statements of Operations totaling $21,000 and $12,000 for the periods ending November 1997 and 1996 respectively, consist mainly of fees incurred in connection with the sale of receivables to the factoring company.

     Extraordinary Items

          During the three months ended November 30, 1997, the Company recorded an extraordinary loss of $948,256. This loss was as a result of the dismissal of the VenVirotek bankruptcy on September 30, 1997. Consequently, $639,000 of debt that had previously been relinquished due to the Reorganization Plan approval in 1995, was now reinstated as a accounts payable. The difference, $309,256, remained classified as notes payable.

          At November 30, 1996, the Company recorded extraordinary income of approximately $5.0 million. This gain was made up of a combination of the Company filing Chapter 7 Plan of Dissolution for two of its subsidiaries, CeTech Resources, Inc. and BTC Environmental Incorporated, as well as confirmation of the Registrant's Chapter 11 Plan of Reorganization on September
 10, 1996.







                                    (Continued)

                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                   ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

           OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS, (CONTINUED)


CONSOLIDATED RESULTS OF OPERATIONS, (Continued)


B.   Liquidity and Capital Commitments

          At November 30, 1997, the Company was operating under a working capital deficit of $3.2 million, compared to a deficit of $2,199,000 at August 31, 1997. This deficit increase is primarily attributed to the $948,000 of debt reversal that was recorded on the books upon the dismissal of the Company's VenVirotek subsidiary's Chapter 11 dismissal in September 1997.

          On November 10, 1997, the Company entered into a 120-day agreement to secure accounts receivable financing with a factoring company on a subsidiary's accounts receivable. This agreement is part of an intended asset sale of the Company's primary operating subsidiary to an affiliated company of the factor company. As of November 30, 1997, the Company had borrowed $202,700 from the factor to fund ongoing operations.

          The Company is currently in the process of preparing a proxy for a Special Shareholders Meeting for the purpose of securing shareholder approval for the sale of substantially all of the assets of the Company, which comprises the last operating entity of the Company. Once the asset sale is approved by the shareholders, management cannot provide any assurances that the Company will be able to continue operations.

                   CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                            Part II - Other Information

ITEM 3.   DEFAULTS BY THE COMPANY ON ITS SENIOR SECURITIES
     a.                        Nature of      Principal      Interest     Total
          Description           Default       In Arrears   In Arrears In Arrears
          Notes Payable        Non-payment    $  331,000   $  77,000  $  408,000

          Due to the financial condition of the Company, substantially all of the Company's notes, mainly VenVirotek's bankruptcy payments, are in default due to nonpayment. At present, principal and interest amounts in arrears on notes payable are $331,000 and $77,000, respectively, totalling $408,000 in arrears. The Company was in arrears in principal and interest on its leases payable by $32,000 and $82,870, respectively. As a result, the total in arrears on leases payable is $114,870.

ITEM 4.   SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS

          There have been no matters submitted to a vote of security holders during the three months ended November 30, 1997.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K

     a.   Exhibits - None

     b.   Reports on Form 8-K - None


                    CHEMFIX TECHNOLOGIES, INC. AND SUBSIDIARIES

                                    SIGNATURES


          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned duly authorized.



                                        CHEMFIX TECHNOLOGIES, INC.




February 13, 1998
Date                                    David L. Donaldson
                                        President and Chief Executive Officer